Form 10-K405
period 1997-01-31
GETTY REALTY CORP
filed 1997-05-01
CIK 1025742

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES -- EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 31, 1997
                          ----------------
                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES -- EXCHANGE ACT OF 1934

                         Commission file number 1-14990
                                                -------

                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                       11-3339235
-------------------------------                             ----------
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                          identification no.)

125 Jericho Turnpike, Jericho, New York                        11753
---------------------------------------                        -----
   (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  516-338-6000
                                                     ------------
Securities registered pursuant to Section 12 (b) of the Act:

                                                     Name of each exchange on
  Title of each class                                   which registered
  -------------------                                ------------------------
Common stock, $.01 par value                         New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         No  X
    ---        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates (8,052,526 shares) of the Company was $32,210,104 as of April 22, 1997.

The registrant had outstanding 13,439,698 shares of common stock as of April 22, 1997.

--------------------------------------------------------------------------------

                                     PART 1

ITEM 1.  BUSINESS

     Getty Petroleum Marketing Inc. ("Marketing" or the "Company") was incorporated in Maryland on October 1, 1996, to be the successor to the petroleum marketing and New York Mid-Hudson Valley heating oil businesses of Getty Petroleum Corp. (now known as Getty Realty Corp.). On January 31, 1997, Getty Petroleum Corp. transferred such businesses to Marketing, and on March 21, 1997 completed the spin-off of Marketing by distributing the stock of Marketing to Getty Petroleum Corp. stockholders on a one-for-one basis (the "spin-off"). Marketing's principal executive offices are located at 125 Jericho Turnpike, Jericho, New York 11753.

GENERAL

     Marketing, together with its subsidiaries, is one of the nation's largest independent marketers of petroleum products. Marketing serves retail and wholesale customers through a distribution and marketing network of 1,560 Getty and other branded retail outlets (also referred to as "service stations") located in 12 Northeastern and Middle-Atlantic states, of which approximately 30% have convenience food stores. Marketing stores and distributes petroleum products from 10 distribution terminals and bulk plants. Marketing purchases gasoline, fuel oil and related petroleum products from a number of Northeast and Middle-Atlantic suppliers. These products are delivered by cargo ship, barge, pipeline and truck to Marketing's distribution terminals and bulk plants located in Marketing's marketing region. Through its truck transportation fleet of 141 vehicles and its distribution network, Marketing sells and distributes such products throughout its 12 state marketing region. Of the 1,560 retail outlets supplied by Marketing at January 31, 1997, approximately two thirds are held by Marketing under long-term leases or subleases with Getty Realty Corp. ("Realty"). The remaining retail outlets purchase petroleum products from Marketing under contract as licensed Getty dealers or from licensed Getty distributors who purchase Getty products from Marketing. Marketing also sells on a wholesale basis gasoline, fuel oil, diesel fuel and kerosene from distribution terminals and bulk plants in truckload and barge quantities and sells fuel oil, kerosene, propane and oil burner and related services to residential, commercial and governmental customers in New York's Mid-Hudson Valley. The distribution of motor fuels accounted for approximately 96% of net sales in each of the three fiscal years ended January 31, 1997.

     Marketing and its predecessors have been in the petroleum marketing business for over 40 years. Mr. Leo Liebowitz, Chairman, Chief Executive Officer, President and a director of Marketing, and Mr. Milton Safenowitz, a director and former executive vice president of Marketing's predecessors, entered the petroleum marketing business in 1955 with one service station and have pursued a strategy of expanding the business principally through acquisitions. Prior to 1985, Marketing's predecessors had expanded into five states under various brand names, principally Power Test. On February 1, 1985, Marketing's predecessors acquired the marketing and distribution assets of Getty Oil Company in the Northeastern and Mid-Atlantic states from a subsidiary of Texaco Inc. The Getty acquisition included the Getty trademark and trade name and added service stations, distribution terminals and a wholesale heating oil and middle distillate marketing network in six states.

     During the period from 1985 to 1991, Marketing's predecessors continued to expand by acquiring numerous small regional distributors, service stations and convenience food stores. In addition to adding locations through fee ownership and leasing, Marketing's predecessors continued to implement its program of adding non-petroleum products and revenue enhancing services at retail outlets in its marketing network, particularly convenience food stores, automotive repairs and car washes. Commencing in 1992, Marketing's predecessors implemented a comprehensive program of evaluating retail outlets to determine the long-term viability of certain locations as gasoline stations. Over the last five years, this process has resulted in the divestment of non-strategic and uneconomic retail outlets. Pursuant to the terms of a master lease ("Master Lease") between Realty and Marketing, executed as part of the spin-off, except for certain locations presently leased to third parties for non-Getty brand uses, Marketing has leased from Realty those retail outlets which were owned by Realty and certain of its subsidiaries at the time of the spin-off and subleased from Realty those retail outlets which were leased by Realty and certain of its subsidiaries at the time of the spin-off.

OPERATING STRATEGY

     Marketing's operating strategy is to market motor fuels through service stations operated by independent Getty-licensed dealers, many of whom sublease such service stations and convenience stores from Marketing. Marketing's dealers either buy their petroleum products from Marketing or from licensed Getty distributors who purchase Getty products from Marketing, or sell Marketing's petroleum products and receive a commission. Marketing views each of its retail outlets as a "profit center" and believes that independent operators, with greater financial incentive than salaried employees, generally operate retail outlets more economically. Moreover, the leasing and subleasing of retail outlets to independent operators has provided Marketing with a steady and increasing source of rental income and has enabled Marketing to reduce its direct operating costs.

     Marketing directly operated two retail outlets at January 31, 1997 utilizing salaried employees. While Marketing seeks to sublease retail outlets to independent operators, it historically retains a small number of such Company operated outlets. These outlets permit management to keep abreast of changes in retail marketing, to assist in providing practical guidance to independent dealers and to test new products and concepts.

     Certain of the outlets have convenience food stores, automotive repair centers and car washes. Marketing receives higher rentals from such properties as a result of such additional uses.

     Marketing intends to expand its retail operations by purchasing or leasing new sites and by entering into supply agreements with third parties. Under the Master Lease and other agreements, Realty has no obligation to procure and lease new properties to Marketing.

DISTRIBUTION

     The retail outlets sell gasoline, diesel fuel and other related petroleum products (such as motor oil and lubricants) under Marketing's brand name "Getty" or, to a limited extent, under other brand names, in the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, and Virginia.

     As of January 31, 1997, Marketing had 1,560 Getty and other branded retail outlets as follows:

  (i) 2 Company operated retail outlets which are operated by salaried employees;

  (ii) 250 sublessee dealer operated retail outlets (dealers who sublease retail outlets and purchase their petroleum products from Marketing);

  (iii) 683 commission sublessee dealer operated retail outlets (dealers who sublease retail outlets and receive a commission for sale of Marketing's petroleum products);

  (iv) 93 retail outlets operated by management contractors (dealers who operate Marketing's retail outlets pursuant to a management contract);

  (v) 108 contract dealer retail outlets (dealers who purchase their petroleum products from Marketing or sell Marketing's petroleum products on a commission basis but do not sublease retail outlets from Marketing); and

  (vi) 34 distributors who purchase their petroleum products from Marketing, which distributors in turn supply the petroleum product requirements of 424 retail outlets.

     The table below summarizes the aggregate additions and deletions to the number of retail outlets during each of the three fiscal years ended January 31, 1997:


                     RETAIL OUTLETS                         RETAIL OUTLETS
                      AT BEGINNING                             AT END
FISCAL YEAR            OF PERIOD    ADDITIONS  DELETIONS      OF PERIOD
-----------            ---------    ---------  ---------      ---------
1997                      1,625          7         72           1,560(a)
1996                      1,751          7        133           1,625
1995                      1,865          8        122           1,751

-----------------
(a) Includes 283 retail outlets operated by Uni-Marts, Inc., of which 111 are subleased from Marketing. See Note 6 to the consolidated financial statements.

     Marketing generally extends three-year lease terms to its dealers, except for new dealers, who generally receive a one-year trial lease. Such leases generally provide for fixed rentals at competitive rates. In addition, most leases provide for an additional rental if the dealer fails to sell certain minimum quantities of gasoline during a month. The lessee of a retail outlet is generally responsible for payment of utilities and for all maintenance and repairs, except for structural and marketing equipment repairs and capital improvements, which are performed by Marketing.

     Marketing distributes its petroleum products from 10 distribution terminals and bulk plants, which are leased from Realty pursuant to the terms of the Master Lease. These distribution terminals and bulk plants are located in New York, New Jersey, Rhode Island, Pennsylvania, and Connecticut, and have an aggregate storage capacity of approximately 57 million gallons. The terminals located in East Providence, Rhode Island and Rensselaer, New York are deep-water terminals, capable of handling large vessels. In addition, Marketing utilizes additional terminals pursuant to thruput and storage agreements with unrelated parties. A substantial portion of the petroleum products are transported to retail outlets by Marketing's truck transportation fleet subsidiary, whose drivers are compensated in part on an incentive-based system.

     On December 27, 1996, Uni-Marts, Inc ("Uni-Marts") notified Realty that, effective December 31, 1997, it would not renew its various leases and subleases of approximately 100 service station properties from Realty or the existing petroleum supply agreement between Realty and Uni-Marts with respect to such service stations and certain additional service stations owned or operated by Uni-Marts. Uni-Marts subsequently advised Realty by letter that it may be interested in negotiating and entering into revised arrangements. While Realty has preliminarily discussed such matters with Uni-Marts, no such agreement has been reached. In connection with the spin-off, Marketing became the sublessor or sub-sublessor under the leases and subleases with Uni-Marts, and became a party to the existing supply agreement. Marketing believes that it will be able to re-lease the approximately 100 affected service station properties. The loss of motor fuel product sales to Uni-Marts pursuant to the existing supply agreement, if not replaced, could have a material adverse effect on Marketing's revenues. Marketing believes such loss of product sales would not materially impact its operating income because the affected leased service station properties should be re-leased to retail dealers at higher retail product margins to be realized by Marketing than the current lower wholesale product margins under the supply agreement with Uni-Marts. Net sales and rental income attributable to the Uni-Marts agreement amounted to $90.3 million (or 10.6% of net sales) and $4.6 million (or 13.9% of rental income), respectively, for the fiscal year ended January 31, 1997.

     Marketing also sells, through its KOSCO subsidiary, heating oil, propane
(LPG) and related services directly to approximately 26,900 retail and commercial customers in the New York Mid-Hudson Valley. In addition, Marketing is a wholesale supplier of #2 heating oil in the Northeast, supplying heating oil to dealers who deliver to residences and commercial accounts. Diesel fuel and kerosene are marketed both to distributors of such products and directly by Marketing to retail outlets and consumers.

PRODUCT SUPPLY

     Marketing, through its predecessors, has entered into agreements with a number of Northeast and Mid-Atlantic suppliers for the purchase of refined petroleum products. These agreements typically have one-year terms, and prices under the agreements are generally based on formulas which are tied to the New York Harbor price for the petroleum product being purchased. Marketing has no crude oil reserves or refining capacity.

     Historically, petroleum prices have been subject to extreme volatility and there have been periodic shortages followed by periods of oversupply. No assurance can be given that petroleum prices will not fluctuate greatly or that petroleum products will continue to be available from multiple sources or available in times of shortage. Furthermore, a large, rapid increase in petroleum prices could adversely affect Marketing's margins and/or profitability if Marketing's sales prices could not be increased or automobile consumption of gasoline were to significantly decline as a result of such price increases. Management believes, however, that, based upon its experience during times of shortage, Marketing will continue to have the ability to acquire petroleum products on competitive terms due in part to the large volume of its purchases and the storage capacity at its distribution terminals.

MARKETING

     In order to provide efficient service to retail dealers and other customers, Marketing is divided into four marketing regions. Marketing's regional marketing personnel provide significant guidance, counseling and assistance to Marketing's dealers, including advice on retail operations. The marketing personnel also supervise the Company operated retail outlets.

     Marketing provides advertising and promotional support to its retail outlets. Both radio and newspaper media are utilized, and promotional programs are implemented on an ongoing basis.

     Marketing has a co-branded Getty MasterCard, and its retail outlets generally accept Visa, MasterCard, Discover, Diners Club and American Express credit cards and "NYCE" and "MAC" debit cards. In addition, Marketing has a Getty fleet fueling card and its retail outlets generally accept certain other fleet fueling cards which have tracking programs that provide cost control data to fleet customers.

COMPETITION

     Marketing believes that, based on the number of locations served, it is currently one of the largest independent marketers of petroleum products in the United States. Petroleum marketing is highly competitive, and Marketing competes with a substantial number of integrated oil companies and other companies who may have greater assets, financial resources and sales. Accordingly, Marketing's earnings may be adversely affected by the marketing policies of such companies, which may have greater flexibility to withstand price changes than Marketing. Marketing competes for new dealers and distributors primarily on the basis of Getty brand acceptance, location, supply, price and marketing support. The retail outlets in Marketing's marketing network compete primarily on the basis of Getty brand acceptance, location, customer service, appearance of the retail outlet and price.

REGULATION

     The petroleum products industry is subject to numerous federal, state and local laws and regulations. Although compliance with those laws and regulations may have a significant impact on results of operations or liquidity for any single period, Marketing believes that the costs related to such compliance, except for the environmental matters discussed below, have not had and are not expected to have a material adverse effect on the competitive or financial position of Marketing.

     Marketing is not a refiner and, therefore, is not subject to the Petroleum Marketing Practices Act ("PMPA"), a federal law, with respect to its Getty branded stations. However, pursuant to Marketing's agreements with approximately one-half of its Getty dealers and distributors, Marketing has voluntarily extended to them coverage under PMPA. Under PMPA, Marketing complies with certain notice requirements (generally 90 days) and extends nondiscriminatory contracts to certain of its Getty licensed dealers and distributors, whose franchises cannot be terminated or not renewed unless certain PMPA imposed prerequisites are met as provided in Marketing's agreements. Although a licensed dealer or distributor who is covered by PMPA is not required to renew his or her franchise, because Marketing has agreed to comply with PMPA with respect to such dealers or distributors, Marketing is required to renew the franchises of such dealers and distributors who elect to renew. However, franchisees may be terminated or not renewed for violating certain provisions of Marketing's agreements as permitted under PMPA. The PMPA permitted grounds for termination or non-renewal include, among other things, non-payment of rent, misuse of trademark, bankruptcy, criminal misconduct, condemnation and expiration of an underlying lease. Also, Marketing may elect to non-renew with a franchisee upon a determination made in good faith that the franchise relationship is uneconomical to Marketing. In such latter instance, Marketing must, in accordance with PMPA, offer to the franchisee the right to purchase Marketing's leasehold interest in the property at a bona fide price. Under the terms of the Master Lease with Realty, Marketing would be required to offer to assign its leasehold interest in the property (including all renewal options) to the franchisee who is covered by PMPA.

     In addition, Marketing's operations are governed by numerous federal, state and local environmental laws and regulations. Among these laws are (I) requirements to dispense reformulated gasoline in accordance with the Clean Air Act, (ii) restrictions imposed on the amount of hydrocarbon vapors which may enter the air at Marketing's terminals and service stations, (iii) OSHA and other laws regulating terminal employee exposure to benzene and other hazardous materials, (iv) requirements to report to governmental authorities discharges of petroleum products into the environment and, under certain circumstances, to remediate the soil and/or groundwater contamination pursuant to governmental order and directive, (v) requirements to remove and replace underground storage tanks which have exceeded governmental-mandated age limitations and (vi) the requirement to provide a certificate of financial responsibility with respect to claims relating to underground storage tank failures.

     Environmental expenses have been attributable to remediation, monitoring, soil disposal and governmental agency reporting incurred in connection with contaminated sites and the replacement or upgrading of underground storage tanks (together with related piping, underground pumps, wiring and monitoring devices, the "USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing.

     Realty has agreed to pay all costs relating to, and to indemnify Marketing for, all scheduled known pre-distribution environmental liabilities and obligations, all scheduled future upgrades necessary to cause USTs to conform to the 1998 federal standards (the "1998 Standards"), and all environmental liabilities and obligations arising out of discharges with respect to properties containing USTs that have not been upgraded to meet the 1998 Standards that are discovered prior to the date such USTs are upgraded to meet the 1998 Standards (collectively, the "Realty Environmental Liabilities"). Marketing has not reflected a liability for the Realty Environmental Liabilities in its consolidated balance sheet since Realty remains the primary obligor for such liabilities. In the unlikely event that Realty fails to remediate a contaminated property and Marketing is held jointly and severally responsible for the remediation costs, Realty is obligated to indemnify Marketing, and any remediation costs paid by Marketing will be offset against Marketing's rental obligations to Realty under the Master Lease. Because of such rental offset, it is remote that Marketing would incur any incremental costs in connection with any such remediation.

     Marketing will be responsible for and will indemnify Realty with respect to all environmental obligations and liabilities other than the Realty Environmental Liabilities. No amounts have been included for Marketing environmental obligations and liabilities as such amounts are not currently probable and estimable. However, future environmental expenditures may have a significant impact on results of operations for any single fiscal year or interim period, though Marketing believes that such costs will not have a material adverse effect on Marketing's financial position.

     Marketing believes that it is in substantial compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters. Although Marketing is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its competitive position.

PERSONNEL

     As of January 31, 1997, Marketing had 521 employees, of which 216 employees, consisting of truck drivers and service technicians, are represented by Amalgamated Local Union 355. Marketing considers its relationships with its employees and the union to be satisfactory.

SPECIAL FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K or others made hereafter (including orally) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: volatility of petroleum marketing margins; maturity of the petroleum marketing industry; the impact of energy efficiency and technology on demand for petroleum products; competition; the effects of regulation; potential conflicts with Realty; and the lack of prior operating history of Marketing as an independent company or of a market for its common stock. See "Risk Factors" in the Company's Registration Statement on Form 10, No. 001-14990.

ITEM 2.  PROPERTIES

     Realty and Marketing have entered into a Master Lease under which service station and convenience store properties and terminal facilities (the "Properties") are leased or subleased by Realty as the Lessor to Marketing as the Lessee. The Properties will be used for gasoline sales, convenience stores, and other complementary lawful uses in conjunction with the sale of petroleum products or convenience store items, except when the provisions of any underlying lease are more restrictive. Marketing may sublet any property, provided that Marketing remains fully responsible for a sublessee's performance and, except in cases of economic abandonment (as described below), a sublease for uses other than those described above will require Realty's consent. Except for certain environmental and UST obligations described below, the Master Lease is a "triple-net" lease, with Marketing assuming responsibility for the cost of all taxes, maintenance, repairs, insurance and other operating expenses.

     The Properties leased or subleased by Realty to Marketing pursuant to the Master Lease are as follows:


                                                                     NUMBER OF
                                                                     DISTRIBUTION   TERMINATION DATE
                                                   NUMBER OF         TERMINALS AND  UNDER THE MASTER LEASE
                                                   SERVICE STATIONS  BULK PLANTS    (NOT INCLUDING RENEWALS)
                                                   ----------------  -----------    ------------------------
Owned by Realty and Leased to Marketing                  358              2          January 31, 2012
Leased by Realty from Power Test Realty Company
Limited Partnership* and
Subleased to Marketing                                   265              5          January 31, 2012
Leased by Realty from Third Parties and
Subleased to Marketing                                   411              3          Various dates coincident
                                                                                     with the termination
                                                                                     dates of the applicable
                                                                                     underlying leases, but
                                                                                     not later than January
                                                     -------            ---          31, 2012
                                                       1,034             10

------------
*See Item 13.  Certain Relationships and Related Transactions.

     Rent for each of the Properties has been set using the fair market value of each such Property, assuming the USTs have been upgraded to meet the 1998 Standards and such Properties are free of known environmental contamination, since Realty is to be responsible for all such costs. Rent for each Property will increase at the end of each five-year period by the net increase in the Consumer Price Index for all items in the Northeast Region for such five-year period, such increase not to exceed fifteen percent (15%). Rents for all Properties are payable in advance on the first day of the month. The initial term of the Master Lease is (I) fifteen years with respect to Properties owned in fee by Realty and leased to Marketing and Properties leased by Realty from Power Test Realty Company Limited Partnership and subleased to Marketing and
(ii) the length of time remaining under underlying lease terms (which ranges from one to fifteen years under the Master Lease) with respect to other Properties leased by Realty from other third parties and subleased to Marketing. The Master Lease terms for each category of Properties described above also include four ten-year renewal options (or, with respect to category
(ii), such shorter period as the underlying lease may provide), which may be exercised by Marketing with two years advance notice on an individual property basis for all Properties then subject to the Master Lease. For the subleased Properties, Realty has agreed to use reasonable efforts to extend the underlying lease terms upon conditions acceptable to Marketing. In the event that Marketing desires not to renew the sublease upon terms (including any underlying lease term extensions negotiated by Realty) available to it, Realty may extend or renew the lease and sublease the property to a third party after the end of Marketing's term. The Bylaws of Marketing contain a provision requiring that the renewal of leases under the Master Lease, including the exercise of any renewal options, must be approved by a majority of Directors, including, for so long as Outside Directors (as defined in Item 10 below) are required to constitute a majority of the Board of Directors, a majority of such Outside Directors. See Item 10. Directors and Executive Officers of the Registrant.

     The Master Lease provides that if during the lease term, Marketing determines that any of the leased premises have become uneconomic or unsuitable for their use as a service station or convenience store and has discontinued use of the Property or intends to discontinue use of the Property as a service station or convenience store within one year of the date of said determination, Marketing shall have the right to sublet the Property for any lawful use without Realty's consent and, prior to the commencement of any such sublease term, Marketing shall remove any USTs on the Property and thereafter perform all requisite environmental investigations and/or remediations. Marketing shall have the right of economic abandonment with respect to no more than ten Properties during any fiscal year of the lease term. Marketing shall have no right of economic abandonment for the terminal premises and the premises subject to third party leases.

     Realty may terminate Marketing's right to possession of the Properties upon the occurrence of an event of default, including a failure of Marketing to pay rent due under the Master Lease timely or to comply with its covenants under the Reorganization and Distribution Agreement (the "Distribution Agreement") between Marketing and Realty pursuant to which the spin-off was effected.

     Realty has agreed to deliver all Properties with active gasoline sales licenses and permits, and to assist Marketing in the re-registration of all licenses and permits in the name of Marketing as operator of the locations and as owner of the underground tanks related thereto. The Master Lease provides that Marketing may make any alterations consistent with the use of the Properties as gasoline stations/convenience stores. Any other alterations require Realty's consent, which will not be unreasonably withheld.

     Pursuant to the Master Lease, Realty will be responsible and pay for, and indemnify Marketing against, all pre-closing liabilities, including environmental remediation and other matters specifically identified on the relevant Master Lease schedule. Realty has also agreed to undertake to have all USTs in compliance with federal underground storage tank regulations not later than December 22, 1998. Since rental rates under the Master Lease assume that the Properties comply with the 1998 Standards, in the event that Realty fails to make the expenditures required for underground storage tank and environmental compliance, Marketing will have the right to offset the costs of compliance against its rental obligations under the Master Lease.

     Marketing has agreed, pursuant to the Master Lease, to indemnify Realty against, and be responsible for, all post-closing liabilities, except all scheduled pre-closing environmental liabilities and obligations, all scheduled future upgrades to nonupgraded USTs, and all environmental liabilities and obligations arising out of discharges with respect to Properties containing nonupgraded USTs that are discovered prior to the date such USTs are upgraded to meet the 1998 Standards.

     ITEM 3.  LEGAL PROCEEDINGS

     In 1991, the State of New York brought an action in the New York Supreme Court in Albany County against KOSCO, Marketing's subsidiary, seeking reimbursement in the amount of $189,000 for clean-up costs incurred at a service station. The State is also seeking penalties of $200,000 and interest. There has been no activity in this proceeding in the past several years.

     The only other legal proceedings pending against Marketing are certain personal injury and property damage proceedings pending against Marketing's trucking subsidiary and against KOSCO. These proceedings are not expected, individually or in the aggregate, to have a material adverse effect on Marketing's financial position or results of operations. Moreover, pursuant to the Distribution Agreement, Realty has agreed to defend all existing proceedings and indemnify Marketing and its subsidiaries with respect thereto. Pursuant to the Distribution Agreement, Realty will retain liability for current proceedings relating to the pre-spin-off operation of the business of Marketing including the aforementioned trucking subsidiary and KOSCO. In the event any plaintiff in such a proceeding should seek to add Marketing as a defendant, Realty will, pursuant to the Distribution Agreement, indemnify and defend Marketing in such proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended January 31, 1997, other than certain matters relating to the spin-off as to which Getty Petroleum Corp., as the sole stockholder of Marketing, executed a written consent.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Marketing's common stock, its only outstanding voting security, is traded on the New York Stock Exchange (symbol: "GPM"). At April 22, 1997, there were approximately 3,000 holders of record of Marketing's common stock. The stock began trading on the New York Stock Exchange on March 27, 1997. The price range of the Company's common stock from March 27, 1997 to April 22, 1997 was a high of $5.375 per share and a low of $4.00 per share. Marketing had paid no dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA
     Years ended January 31,
     (in thousands)


                           1997       1996      1995       1994      1993
                           ----       ----      ----       ----      ----
 Operations:
  Revenues                 $888,543   $791,194  $753,735   $776,285  $906,656
  Net earnings (loss)       (15,225)     3,664    (2,434)     1,818    (7,303)
  Pro forma net (loss)(a)   (16,143)         -        -           -         -
  Pro forma net (loss)
   per share (a)              (1.21)         -        -           -         -

 Financial Position:
  Total assets              135,500    124,498  117,097     111,515   112,413
  Stockholders'
   equity                    54,541     50,311   37,061      41,991    39,811



(a) For further information, see Note 12 to the consolidated financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

INTRODUCTION

     The following discussion should be read in conjunction with the consolidated financial statements of Marketing appearing elsewhere in this Annual Report on Form 10-K. The results set forth in the consolidated financial statements of Marketing should not be taken as indicative of future operations. Marketing's results of operations in future periods will reflect certain expenses not incurred in prior periods associated with operating and reporting as a separate, publicly held company.

     The consolidated financial statements contained in this Annual Report on Form 10-K have been prepared on the basis that the assets and liabilities of the petroleum marketing business were transferred using historical carrying values as recorded by Realty, and Marketing's results of operations and cash flows were derived from Realty's historical financial statements. The consolidated financial statements of Marketing reflect all costs of doing business. Historical rental expense to Realty was established on the basis of the fair market value of the leased properties, which assumed that the properties have been upgraded to meet the 1998 Standards and are free of known environmental contamination, since Realty is responsible for all such costs as described under "-- Environmental Matters" below.

     Assets, liabilities, revenues and expenses were specifically identified as being related to either the business of Marketing or Realty, except that Marketing's results of operations include allocations of certain selling, general and administrative expenses, namely employee benefits, payroll taxes and travel and entertainment expenses. These expenses were allocated based on the number of personnel and salaries specifically identified to Marketing. Management believes these allocations to be reasonable. Assets, liabilities, revenues and expenses specifically identified were as follows (in thousands):

                            FISCAL YEAR ENDED              FISCAL YEAR ENDED
                            JANUARY 31, 1997                JANUARY 31, 1996
                   -----------------------------------  ------------------------
                   MARKETING      REALTY                MARKETING      REALTY
                   ---------      ------                ---------      ------

Total assets       $ 135,500      $151,848              $ 124,498      $ 152,846
Total liabilities     80,959       103,054                 74,187         92,583
Revenues             888,543        87,810                791,194         90,837(a)
Expenses             913,842(a)(b)  76,625                784,869(a)(b)   75,640(b)

(a) Includes $56,310 and $55,130 of rental payments paid by Marketing to Realty for the fiscal years ended January 31, 1997 and 1996, respectively.

(b) Includes $1,879 and $1,546 of selling, general and administrative expenses allocated from Realty to Marketing for the fiscal years ended January 31, 1997 and 1996, respectively.

OVERVIEW AND OUTLOOK

     Marketing's revenues are derived primarily from its operations in the motor fuel marketing business. Marketing is one of the nation's largest independent marketers of petroleum products; it distributes, markets and sells gasoline and diesel fuel to the general public through a network of 1,560 Getty and other branded retail outlets (also referred to as service stations) located in 12 Northeastern and Middle-Atlantic states. Approximately 30% of the service stations also have convenience food stores. Marketing purchases its gasoline, fuel oil and related petroleum products from a number of Northeast and Middle-Atlantic suppliers. These products are delivered by cargo ship, barge, pipeline and truck to Marketing's 10 storage and distribution terminals and bulk plants, all of which are located in Marketing's distribution region. Marketing distributes and markets its product to retail outlets through its distribution network and truck transportation fleet of 141 vehicles. Marketing engages in activities such as negotiating the prices and terms of the purchase of the gasoline and diesel fuel, developing the prices, terms and methods of selling the products to consumers and operators of motor fuel service stations, monitoring compliance by the service station operators with its standards and providing marketing services to the operators.

     Marketing derives revenues from its wholesale petroleum marketing and distribution business, which involves the sale of gasoline, fuel oil, diesel fuel and kerosene from distribution terminals and bulk plants in truckload and barge, as well as from its heating oil business, which involves the purchase, storage, transportation and sale of fuel oil, kerosene and propane, and oil burner and related services to residential and commercial customers in the New York Mid-Hudson Valley.

     The distribution of motor fuels accounted for approximately 96% of net sales in each of the three fiscal years ended January 31, 1997. Petroleum products are commodities whose prices depend on numerous factors beyond Marketing's control. The prices paid by Marketing for its products are affected by global, national and regional factors and may vary substantially over time. From time to time, competitive market conditions may limit Marketing's ability to pass on to its customers large, rapid changes in the price Marketing pays for its product and accordingly, its operating margins may vary substantially. Because Marketing's operating margins may vary significantly from time to time while its rental expense and certain of its other expenses do not, Marketing's earnings may fluctuate substantially.

     RESULTS OF OPERATIONS

     Fiscal year ended January 31, 1997 compared to fiscal year ended January 31, 1996

     Net sales for the year ended January 31, 1997 ("fiscal 1997") were $855.1 million as compared with $758.9 million for the year ended January 31, 1996 ("fiscal 1996"), an increase of 12.7%. Of the 12.7% increase in net sales, two thirds was attributable to an increase in sales prices and the balance was due to an increase in sales volume. Average selling prices increased by 8.3% and retail gallonage sold increased by 49.9 million gallons or 6.9% to 768.3 million gallons, partially offset by a 10.0 million gallon or 4.0% decrease in wholesale gallonage sold to 237.9 million gallons. The average gasoline volume per retail outlet increased by 7.7%. Gross profit before depreciation and amortization

(excluding rental and other income) was a loss of $24.1 million for fiscal 1997 compared to a profit of $8.2 million in the comparable period last year. This $32.3 million decrease was principally due to a $21.2 million pre-tax charge recorded in the fourth quarter of fiscal 1997 related to a revision of the Company's estimated future environmental costs (see "Environmental Matters"). In addition, Marketing experienced lower retail product margins of approximately 1.4 cents per gallon or $10.1 million, a LIFO inventory charge of $2.5 million, increased rent expense of $1.2 million and lower gross profit from heating oil operations of $.6 million. This decrease was partially offset by increased retail sales volumes of 49.9 million gallons or $4.6 million and an increase in wholesale product margins of approximately 0.4 cents per gallon or $1.0 million. The LIFO inventory charge was the result of product cost increases of approximately 18 cents per gallon from January 31, 1996 to January 31, 1997.

     Marketing's financial results have depended largely on retail marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. The cost of petroleum products purchased as well as the price of petroleum products sold have fluctuated widely. As a result of the historic volatility of product margins and the fact that they are affected by numerous diverse factors, it is impossible to predict future margin levels. Marketing believes that it has only been modestly affected by inflation since increased costs are passed along to its customers to the extent permitted by competition.

     Rental income of $33.3 million in fiscal 1997 increased 4.0% over fiscal 1996 rental income of $32.0 million. The increase was about equally due to rent escalations provided under existing lease agreements, lease renewals and higher rentals as a result of improvements to the facilities.

     Selling, general and administrative expenses amounted to $20.3 million for fiscal 1997 which was comparable to the $20.7 million for fiscal 1996.

     Depreciation and amortization was $13.9 million for fiscal 1997 compared to $13.1 million for fiscal 1996. The increase was due to higher depreciation as a result of additions to equipment and improvements to facilities. Fiscal 1996 also included $0.3 million of additional depreciation relating to operating assets as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     Fiscal year ended January 31, 1996 compared to fiscal year ended January 31, 1995

     Marketing's net sales for fiscal 1996 were $758.9 million as compared with $723.9 million for the year ended January 31, 1995 ("fiscal 1995"). The increase in net sales of 4.8% was primarily a result of an increase in average selling prices of 9.6%, partially offset by lower sales volume. Wholesale gallonage sold decreased by 19.0% or 58.2 million gallons (primarily bulk sales) to 247.9 million gallons, partially offset by a 2.8% or 19.6 million gallon increase in retail gallonage sold to 718.4 million gallons through 6.1% fewer outlets. The average gasoline volume per retail outlet increased by 9%. Gross profit before depreciation and amortization (excluding rental and other income) was $8.2 million in fiscal 1996 compared to $2.5 million in the prior fiscal year. This $5.7 million increase in gross profit was principally due to higher wholesale product margins of approximately $2.5 million and gross profit of approximately $2.1 million from increased retail sales volumes.

     Rental income of $32.0 million in fiscal 1996 increased 7.3% over fiscal 1995 rental income of $29.9 million. The increase was about equally due to rent escalations provided under existing lease agreements, lease renewals and higher rentals as a result of improvements to the facilities.

     Selling, general and administrative expenses in fiscal 1996 amounted to $20.7 million, a decrease of $1.9 million from the prior year. The decrease was principally due to lower expenses as a result of the October 1994 restructuring.

     Depreciation and amortization in fiscal 1996 amounted to $13.1 million, an increase of $1.5 million over the prior year. The increase was due to higher depreciation as a result of additions to equipment and improvements to facilities. Fiscal 1996 also included $0.3 million of additional depreciation relating to operating assets as a result of the adoption of SFAS No. 121.

     In addition to the above-mentioned $0.3 million charge to depreciation expense for operating assets, Marketing also separately reported, for assets held for disposal, the cumulative effect of the change in accounting principle related to SFAS No. 121 as a charge to earnings of $0.3 million in the fiscal 1996 consolidated statement of operations.

     LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 1997, Marketing's working capital amounted to $1.1 million as compared to a deficit of $8.7 million at January 31, 1996. Marketing's working capital deficit at January 31, 1996 resulted from its historical practice of transferring substantially all of its cash balances to Realty for centralized cash management purposes. Under the Distribution Agreement, Marketing received cash from Realty in an amount sufficient to provide Marketing with net working capital of approximately $1.1 million as of January 31, 1997.

     Marketing has historically been able to operate its business with negative working capital, principally because most sales are for cash and payment terms have been received from vendors and for gasoline taxes. Marketing's principal sources of liquidity are cash flows from operations, which amounted to $5.1 million during the fiscal year ended January 31, 1997. Management believes that cash requirements for operations, including payments under the Master Lease and capital expenditures, can be met by cash flows from operations, cash and equivalents and credit lines. Marketing has obtained uncommitted lines of credit from two banks in the aggregate amount of $50 million through January 1998, which may be utilized for working capital borrowings and letters of credit. Borrowings under such lines of credit are unsecured and will bear interest at the applicable bank's prime rate or, at Marketing's option, 1.1% above LIBOR. Such lines of credit are subject to renewal at the discretion of the banks.

     During fiscal 1997, the Company experienced product cost increases of approximately 18 cents per gallon which resulted in higher sales prices to customers. The Company's accounts receivable balance increased as of January 31, 1997, in comparison to January 31, 1996, principally due to the higher average selling prices. The product cost increases resulted in a LIFO inventory charge of $2.6 million during fiscal 1997. The LIFO inventory charge, coupled with lower inventory levels from the preceeding year, resulted in a lower inventory balance as of January 31, 1997.

     Marketing and Realty have entered into a Master Lease Agreement under which 1,034 retail outlets and 10 terminal facilities will be leased or subleased by Realty as the Lessor to Marketing as the Lessee. During the first year following the Distribution, the annual rental under the Master Lease will be approximately $57.0 million, compared to approximately $56.3 million for the fiscal year ended January 31, 1997.

     Marketing's capital expenditures for the fiscal years ended January 31, 1997, 1996 and 1995 amounted to $17.8 million, $15.9 million and $16.8 million, respectively, which included $10.0 million, $8.6 million and $6.5 million, respectively, for the replacement of USTs. Marketing's capital expenditures also include discretionary expenditures to improve the image of the service stations, to improve the terminal facilities and for routine replacement of service station equipment at existing and newly acquired locations. Pursuant to the Distribution Agreement, commencing February 1, 1997, expenditures with respect to tank replacements required to meet the 1998 Standards are the responsibility of and will be paid by Realty.

ENVIRONMENTAL MATTERS

     The petroleum products industry is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Environmental expenses have been attributable to remediation, monitoring, soil disposal and governmental agency reporting (collectively, "Remediation Costs") incurred in connection with contaminated sites and the replacement or upgrading of USTs to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the estimates of environmental remediation costs, consideration is given to, among other things, enacted laws and regulations, assessments of contamination, currently available technologies for treatment, alternative methods of remediation and prior experience. Estimates of such costs are subject to change as contingencies become more clearly defined and remediation treatment progresses. For the fiscal years ended January 31, 1997, 1996 and 1995, net environmental expenses included in Marketing's cost of sales amounted to $34,162,000, $14,346,000 and $11,769,000, respectively, which amounts were net of probable recoveries from state UST remediation funds.

     During the fourth quarter of fiscal 1997, the Board of Directors of Realty formally approved the spin-off. Under the Master Lease, Realty committed to a program to bring the leased properties to regulatory closure and, thereafter, transfer all future environmental risks from Realty to Marketing. Upon achieving closure of each individual site, Realty's environmental liability under the Master Lease for that site will be satisfied, and future remediation obligations will be the responsibility of Marketing. In order to establish the Remediation Costs obligation and estimate the incremental cost of accelerated remediation, Marketing and Realty commissioned a detailed property-by-property environmental study of all retail outlets, with the objective of achieving closure in approximately five years. This acceleration program, utilizing new, more effective remediation techniques, resulted in a substantial increase in environmental costs over those that had been previously identified and accrued, as the acceleration program contemplates the use of additional active remediation systems at many sites in lieu of relying on periodic monitoring and natural attenuation permitted by applicable environmental regulations. As a result, Marketing revised its estimate of future Remediation Costs in the fourth quarter of fiscal 1997 and recorded a pre-tax charge in such quarter for Remediation Costs of $21.2 million. The pre-tax charge resulted from the acceleration of remediation activities to be paid by Realty through more aggressive means of treating contaminated sites to bring them to closure in approximately five years, which resulted in significant incremental Remediation Costs, changes in estimated Remediation Costs at previously identified properties, including costs to be incurred in connection with UST upgrades, and additional charges to comply with AICPA Statement of Position 96-1, "Environmental Remediation Liabilities."

     Realty has agreed to pay all costs relating to, and to indemnify Marketing for, all scheduled known pre-spin-off environmental liabilities and obligations, all scheduled future upgrades necessary to cause USTs to conform to the 1998 Standards, and all environmental liabilities and obligations arising out of discharges with respect to properties containing USTs that have not been upgraded to meet the 1998 Standards that are discovered prior to the date such USTs are upgraded to meet the 1998 Standards (collectively, the "Realty Environmental Liabilities"). Realty will also collect recoveries from state UST remediation funds related to Realty Environmental Liabilities.

     Marketing has not reflected a liability for the Realty Environmental Liabilities in its consolidated balance sheet since Realty remains the primary obligor for such liabilities. The liabilities, which were initially recorded in Marketing's balance sheet, were subsequently capitalized into stockholders' equity as a contribution to capital by Realty to Marketing. In the unlikely event that Realty fails to remediate a contaminated property and Marketing is held jointly and severally responsible for the Remediation Costs, Realty is obligated to indemnify Marketing, and any Remediation Costs paid by Marketing will be offset against Marketing's rental obligations under the Master Lease. Because of such rental offset, it is remote that Marketing would incur any incremental costs in connection with any such remediation.

     Marketing will be responsible for, and will indemnify Realty with respect to, all environmental obligations and liabilities other than the Realty Environmental Liabilities. No amounts have been included for Marketing environmental obligations and liabilities as such amounts are not currently probable and estimable. However, future environmental expenditures may have a significant impact on results of operations for any single fiscal year or interim period, though Marketing believes that such costs will not have a material adverse effect on Marketing's financial position.

     Marketing cannot predict what environmental legislation or regulation may be enacted in the future or how existing laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent laws or regulations as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws which may develop in the future, could have an adverse effect on the financial position or operations of Marketing and could require substantial additional expenditures for future remediation or the installation and operation of required environmental or pollution control systems and equipment.

TERMINATION OF UNI-MARTS AGREEMENTS

     On December 27, 1996, Uni-Marts notified Realty that, effective December 31, 1997, it would not renew its various leases and subleases of approximately 100 service station properties from Realty or the existing petroleum supply agreement between Realty and Uni-Marts with respect to such service stations and certain additional service stations owned or operated by Uni-Marts. Uni-Marts subsequently advised Realty by letter that it may be interested in negotiating and entering into revised arrangements. While Realty has preliminarily discussed such matters with Uni-Marts, no such agreement has been reached. In connection with the spin-off, Marketing became the sublessor or sub-sublessor under the leases and subleases with Uni-Marts, and became a party to the existing supply agreement. Marketing believes that it will be able to re-lease the approximately 100 affected service station properties. The loss of motor fuel product sales to Uni-Marts pursuant to the existing supply agreement, if not replaced, could have a material adverse effect on Marketing's revenues. Marketing believes such loss of product sales would not materially impact its operating income because the affected leased service station properties should be re-leased to retail dealers at higher retail product margins to be realized by Marketing than the current lower wholesale product margins under the supply agreement with Uni-Marts. Net sales and rental income attributable to the Uni-Marts agreement amounted to $90.3 million (or 10.6% of net sales) and $4.6 million (or 13.9% of rental income), respectively, for the fiscal year ended January 31, 1997.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements and Financial Statement  Schedules       Page
                                                                       ----

Report of Independent Accountants                                       15

Consolidated Financial Statements:

       Consolidated Statements of Operations for the
        fiscal years ended January 31, 1997, 1996 and 1995              16

       Consolidated Balance Sheets as of January 31, 1997 and 1996      17

       Consolidated Statements of Cash Flows for the fiscal years
        ended January 31, 1997, 1996 and 1995                           18

       Notes to Consolidated Financial Statements                    19 - 29

Financial Statement Schedule -

       Schedule II - Valuation and Qualifying Accounts and
        Reserves for the fiscal years ended
        January 31, 1997, 1996 and 1995                                 39

     REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors and
     Stockholders of Getty Petroleum Marketing Inc.:

     We have audited the accompanying consolidated financial statements and the consolidated financial statement schedule of GETTY PETROLEUM MARKETING INC. and SUBSIDIARIES, as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Getty Petroleum Marketing Inc. and Subsidiaries as of January 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein .

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1996.




     Coopers & Lybrand L.L.P.
     New York, New York
     March 13, 1997, except for Notes 1, 8 and 9, as to which the date is March 21, 1997.

                GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                                           FOR THE YEARS ENDED JANUARY 31,
                                                                           -------------------------------
                                                                         1997             1996            1995
                                                                         ----             ----            ----
Nt sales                                                                $855,076        $758,887        $723,875
Rental income                                                             33,312          32,025          29,860
Other income                                                                 155             282               -
                                                                        --------        --------        --------
                                                                         888,543         791,194         753,735
                                                                        --------        --------        --------
Cost of sales (excluding depreciation and amortization)                  879,187         750,680         721,354
Selling, general and administrative expenses                              20,307          20,702          22,588
Depreciation and amortization                                             13,922          13,099          11,640
Restructuring charges                                                          -               -           1,846
Interest expense                                                             426             388             285
                                                                        --------        --------        --------
                                                                         913,842         784,869         757,713
                                                                        --------        --------        --------
Earnings (loss) before provision (credit) for income taxes
and cumulative effect of accounting change                               (25,299)          6,325          (3,978)
Provision (credit) for income taxes                                      (10,074)          2,379          (1,544)
                                                                        --------        --------        --------
Earnings (loss) before cumulative effect of accounting
change                                                                   (15,225)          3,946          (2,434)
Cumulative effect of accounting change                                         -            (282)              -
                                                                        --------        --------        --------
Net earnings (loss)                                                     $(15,225)       $  3,664        $ (2,434)
                                                                        ========        ========        ========

                            See accompanying notes.

                GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                              JANUARY 31,
                                                          -------------------
                                                          1997           1996
                                                          ----           ----
  ASSETS
Current assets:
 Cash and equivalents                                 $     7,517     $      676
 Accounts receivable, less allowance
  for doubtful accounts of $1,185
  in 1997 and $1,225 in 1996                               15,195         12,194
Inventories                                                15,944         19,917
Deferred income taxes                                         967          2,220
Prepaid expenses and other
 current assets                                             5,592          2,827
                                                      -----------     ----------
  Total current assets                                     45,215         37,834
Property and equipment, at cost, less
 accumulated depreciation and amortization                 88,049         84,116
Other assets                                                2,236          2,548
                                                      -----------     ----------
  TOTAL ASSETS                                        $   135,500     $  124,498
                                                      ===========     ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                     $    24,659     $   23,378
 Accrued expenses                                           6,765          9,265
 Gasoline taxes payable                                    12,691         13,914
                                                      -----------     ----------
  Total current liabilities                                44,115         46,557
Deferred income taxes                                      19,632         13,789
Other, principally deposits                                17,212         13,841
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity                                       54,541         50,311
                                                      -----------     ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   135,500     $  124,498
                                                      ===========     ==========

                            See accompanying notes.

                GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            FOR THE YEARS ENDED JANUARY 31,
                                                                --------------------------------------------------
                                                                1997                1996                      1995
                                                                ----                ----                      ----
 Cash flows from operating activities:
 Net earnings (loss)                                       $   (15,225)          $    3,664               $    (2,434)
 Adjustments to reconcile net earnings (loss) to net cash
 provided by operating activities:
 Cumulative effect of accounting change                              -                  282                         -
 Depreciation and amortization                                  13,922               13,099                    11,640
 Deferred income taxes                                           7,096                2,257                       659
 (Gain) loss on dispositions of property and
  equipment                                                        (72)                 (12)                      235
Changes in assets and liabilities:
 Accounts receivable                                            (3,001)               2,494                     1,437
 Inventories                                                     3,973               (9,932)                   (1,156)
 Prepaid expenses and other current assets                      (2,827)                  25                       (40)
 Other assets                                                      257                  (46)                      278
 Accounts payable, accrued expenses and
  gasoline taxes payable                                        (2,442)              (8,917)                    8,089
Other, principally deposits                                      3,371                  779                     1,027
                                                           -----------           ----------               -----------
 Net cash provided by operating activities                       5,052                3,693                    19,735
                                                           -----------           ----------               -----------
Cash flows from investing activities:
 Capital expenditures                                          (17,839)             (15,858)                  (16,787)
 Proceeds from dispositions of equipment                           173                  806                       500
                                                           -----------           ----------               -----------
  Net cash used in investing activities                        (17,666)             (15,052)                  (16,287)
                                                           -----------           ----------               -----------
Cash flows from financing activities:
Net cash transferred from (to) Getty Realty Corp.               19,455                9,586                    (2,496)
                                                           -----------           ----------               -----------
 Net cash provided by (used in) financing
  activities                                                    19,455                9,586                    (2,496)
                                                           -----------           ----------               -----------
Net increase (decrease) in cash and equivalents                  6,841               (1,773)                      952
Cash and equivalents at beginning of year                          676                2,449                     1,497
                                                           -----------           ----------               -----------
Cash and equivalents at end of year                        $     7,517           $      676               $     2,449
                                                           ===========           ==========               ===========
Supplemental disclosure of cash flow information
 Cash paid during the year for interest                    $       426           $      388               $       285

                            See accompanying notes.

     GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. BASIS OF PRESENTATION

     Getty Petroleum Marketing Inc., a Maryland corporation ("Marketing"), was formed on October 1, 1996 as a wholly-owned subsidiary of Getty Petroleum Corp., now known as Getty Realty Corp. ("Realty"). Realty separated its petroleum marketing business from its real estate business with each business to be conducted by a separate, publicly held corporation. In order to effect the separation of these businesses, Realty transferred to Marketing the assets and liabilities of the petroleum marketing business and the New York Mid-Hudson Valley heating oil business previously conducted by a subsidiary of Realty, and on March 21, 1997 distributed all of the common shares of Marketing to the stockholders of Realty (the "Distribution"). The Distribution was at the rate of one share of common stock of Marketing (the "Marketing Common Stock") for each share of Realty common stock.

     The consolidated financial statements of Marketing contained herein have been prepared on the basis that the assets and liabilities of the petroleum marketing business were transferred using historical carrying values as recorded by Realty, and Marketing's results of operations and cash flows were derived from Realty's historical financial statements. The consolidated financial statements of Marketing reflect all costs of doing business. Historical rental expense to Realty (see Notes 4 and 6) was established on the basis of the fair market value of the leased properties, which assumed that the properties have been upgraded to meet the 1998 Standards (as defined below) and are free of known environmental contamination, since Realty is responsible for all such costs as described below.

     Assets, liabilities, revenues and expenses were specifically identified as being related to either the business of Marketing or Realty, except that Marketing's results of operations include allocations of certain selling, general and administrative expenses, namely employee benefits, payroll taxes and travel and entertainment expenses. Employee benefits, payroll taxes and travel and entertainment expenses were allocated to Marketing based on number of personnel and salaries specifically identified to Marketing. Selling, general and administrative expenses allocated to Marketing from Realty were $1,879,000, $1,546,000 and $1,348,000 for the fiscal years ended 1997, 1996 and
1995, respectively. Management believes these allocations to be reasonable.

     The financial information presented herein is not necessarily indicative of the financial results that would have occurred had Marketing been operated as a separate, stand-alone entity during the reporting periods nor is it necessarily indicative of future results. However, Management believes that these allocated amounts approximate what the expense would have been on a stand-alone basis and that any additional costs, excluding additional rent associated with the Master Lease (see Note 4), would have been immaterial.

     Realty uses a centralized approach to cash management. As a result, cash and equivalents (other than actual cash on hand) were not allocated to Marketing in the consolidated financial statements. However, under the Distribution Agreement (as defined below), Marketing will receive $2,863,000 from Realty in order to provide Marketing with net working capital of $1.1 million as of January 31, 1997.

     As part of the separation of the petroleum marketing business from the real estate business, Marketing and Realty have entered into various agreements which address the allocation of assets and liabilities between them and govern future relationships, including a Reorganization and Distribution Agreement (the "Distribution Agreement"), a Master Lease Agreement, a Tax Sharing Agreement, a Services Agreement and a Trademark License Agreement.

     Marketing and Realty have entered into a Services Agreement (the "Services Agreement"), under the terms of which Marketing will provide certain administrative and technical services to Realty and Realty will provide certain limited services to Marketing. Marketing estimates that the net fees to be paid by Realty to Marketing for services performed (after deducting the fees paid by Marketing to Realty for services provided by Realty) will initially be approximately $80,000 per month, which amount takes into account Marketing's additional costs related to providing such services, and will decline as the services performed decrease. Realty has advised Marketing that it presently expects that most of such services will be provided by Marketing for approximately one year.

     The following schedule summarizes intercompany transactions between Marketing and Realty for the three years ended January 31, 1997, 1996 and 1995 (in thousands):


                                                  1997     1996     1995
                                                  ----     ----     ----
Rent expense (including environmental
 expenses) paid to Realty                       $56,310  $55,130  $55,352
Selling, general and administrative expenses
 allocated to Marketing                           1,879    1,546    1,348
Income taxes paid to (received from) Realty     (17,170)     122   (2,203)
Net cash transferred from (to) Realty            19,455    9,586   (2,496)

Intercompany transactions are settled immediately and, accordingly, average intercompany balances were insignificant during the periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation: The consolidated financial statements include the accounts of Marketing and its wholly-owned subsidiaries. Marketing is principally engaged in the marketing and distribution of petroleum products in 12 Northeastern and Middle-Atlantic states. All significant intercompany accounts and transactions have been eliminated.

     Use of Estimates: The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual results could differ from those estimates.

     Cash and Equivalents: Marketing considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories: Inventories, primarily finished petroleum products, are principally accounted for under the lower of last-in, first-out ("LIFO") cost or market. Marketing enters into product exchange agreements with various parties to improve its supply logistics and reduce its delivery costs. Net product exchange positions with other companies are reflected in inventory and are generally immaterial. Marketing may take positions in the futures market as part of its overall purchasing strategy in order to reduce the risk associated with price fluctuations. Gains and losses on futures contracts are included as a part of product costs and have been immaterial for each of the three years in the period ended January 31, 1997. As of January 31, 1997 and 1996, outstanding futures contracts were immaterial.

     Property and Equipment: Expenditures for renewals and betterments are capitalized; maintenance and repairs are charged to income when incurred. When fixed assets are sold or retired, the cost and related accumulated depreciation and amortization are eliminated from the respective accounts and any gain or loss is credited or charged to income.

     Depreciation and Amortization: Depreciation of fixed assets is computed on the straight-line method based upon the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the term of the lease or the useful life of the related asset.

     Environmental Costs: The estimated future costs for known environmental remediation requirements are accrued when it is probable that a liability has been incurred and the amount of remediation costs can be reasonably estimated. Recoveries of environmental costs, principally from state underground storage tank remediation funds, are accrued as income when such recoveries are considered probable. Such accruals are adjusted as further information develops or circumstances change.

     Income Taxes: Deferred income taxes are provided for the effect of items which are reported for income tax purposes in years different from that in which they are recorded for financial statement purposes.

     Revenue Recognition: Revenue is recognized from sales when product ownership is transferred to the customer and from rentals as earned.

     Accounting Change: In fiscal 1996, Marketing adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement requires that assets used in operations be written down to fair value when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. SFAS No. 121 also requires that assets held for disposal be written down to fair value less costs to sell. Marketing continually evaluates retail outlets to determine the profitability and long-term viability of certain locations as gasoline stations or convenience stores, which results in the divestment of non-strategic and uneconomic retail outlets through sale, lease assignment or lease termination. Marketing estimates fair value and costs to sell based on the best information available, including discounted cash flows and comparable market values, in making whatever estimates, judgments and projections are considered necessary.

     Marketing recorded a pre-tax charge of $267,000 in fiscal 1996 relating to operating assets, which is included in depreciation and amortization expense, due to continuing operating losses resulting from changes in local market or operating conditions at certain retail outlets. In addition, Marketing reported the cumulative effect of the change in accounting principle relating to assets held for disposal as an after-tax charge to earnings of $282,000 in the consolidated statement of operations. As of January 31, 1997, the net book value of marketing equipment and leasehold improvements at locations held for disposal amounted to $242,000. The impact of these retail outlets on the results of operations of Marketing was not material for each of the three years in the period ended January 31, 1997. While these retail outlets are being actively marketed, the disposal period may exceed one year for some locations.

3.   INVENTORIES

     Had the Company utilized the first-in, first-out ("FIFO") inventory method, inventories would have been higher by $2,481,000 as of January 31, 1997. As of January 31, 1996 and 1995, the carrying value of the Company's LIFO inventories approximated the FIFO method or replacement cost.

4.   LEASES

     Marketing and Realty have entered into a Master Lease Agreement (the "Master Lease") under which 1,034 retail outlets and 10 terminal facilities (the "Properties") are leased or subleased by Realty as the lessor to Marketing as the lessee. The Properties will be used for gasoline sales, convenience store uses and other complementary or related lawful uses in conjunction with the sale of petroleum products and convenience store items, except when the provisions of any underlying lease are more restrictive. Marketing may sublet any property, provided that Marketing remains fully responsible for a sublessee's performance and, except in cases of economic abandonment (as described below), a sublease for non-petroleum purposes will require Realty's consent. Except for certain environmental obligations, and obligations pertaining to USTs (as defined below), the Master Lease will be a "triple-net" lease, with Marketing retaining responsibility for all taxes, maintenance, repairs and insurance. For financial statement purposes, such Master Lease has been recorded as an operating lease.

     Rent for each of the Properties has been set using the fair market value of each such Property, assuming the USTs have been upgraded to meet the 1998 Standards and such Properties are free of known environmental contamination, since Realty is to be responsible for all such costs. Rent for each Property will increase at the end of each five-year period by the net increase in the Consumer Price Index for all items in the Northeast Region for such five-year period, such increase not to exceed fifteen percent (15%). Rents for all Properties are payable in advance on the first day of the month. The initial term of the Master Lease is (I) fifteen years with respect to Properties owned in fee by Realty and leased to Marketing, and Properties leased by Realty from Power Test Realty Company Limited Partnership and subleased to Marketing and (ii) the length of time remaining under underlying lease terms (which ranges from one to fifteen years under the Master Lease) with respect to Properties leased by Realty from other third parties and subleased to Marketing. The Master Lease terms for each category of Properties described above also include four ten-year renewal options (or, with respect to category (ii), such shorter period as the underlying lease may provide), which may be exercised by Marketing with two years advance notice on an individual property basis for all Properties then subject to the Master Lease. For the subleased Properties, Realty has agreed to use reasonable efforts to extend the underlying lease terms upon conditions acceptable to Marketing. In the event that Marketing desires not to renew the sublease upon terms (including any underlying lease term extension negotiated by Realty) available to it, Realty may extend or renew the lease and sublease the property to a third party after the end of Marketing's term.

     The Master Lease provides that if during the lease term, Marketing determines that any of the leased premises have become uneconomic or unsuitable for their use as a service station or convenience store and has discontinued use of the property or intends to discontinue use of the property as a service station or convenience store within one year of the date of said determination, Marketing shall have the right to sublet the property for any lawful use without Realty's consent and, prior to the commencement of any such sublease term, Marketing shall remove any USTs on the Property and thereafter perform all requisite environmental investigations and/or remediations. Marketing shall have the right of economic abandonment with respect to no more than ten properties during any fiscal year of the lease term. Marketing shall have no right of economic abandonment for the terminal premises and the premises subject to third party leases.

     Rent expense paid to Realty, which is included in cost of sales, amounted to $56,310,000, $55,130,000 and $55,352,000 for the years ended January 31,
1997, 1996 and 1995, respectively. Future minimum annual rentals under noncancelable operating leases which have terms in excess of one year as of January 31, 1997, payable to Realty, are as follows (in thousands):


YEARS ENDED JANUARY 31,
-----------------------
1998                     $ 56,797
1999                       56,236
2000                       55,590
2001                       55,289
2002                       54,929
Thereafter                506,369
                         --------
                         $785,210
                         ========

     Rent income received under subleases amounted to $33,312,000, $32,025,000 and $29,860,000 for the years ended January 31, 1997, 1996 and 1995, respectively. Substantially all of these subleases have remaining terms which range from one to three years. Although there is no assurance that these subleases will be renewed, no significant difficulty has been experienced in subleasing retail outlets.

5. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following (in thousands):


                                                                                     DEPRECIABLE
                                                          1997           1996        LIFE (YEARS)
                                                          ----           ----        ------------
Equipment                                               $163,944       $153,005        10 to 15
Motor vehicles                                             3,910          3,014        3 to 10
Furniture and fixtures                                     1,308          1,566           10
Leasehold improvements                                     1,723          1,197       See Note 2
                                                        --------       --------
                                                         170,885        158,782
Less, accumulated depreciation and amortization           82,836         74,666
                                                        --------       --------
                                                        $ 88,049       $ 84,116
                                                        ========       ========

6.   COMMITMENTS AND CONTINGENCIES

     The petroleum products industry is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Environmental expenses have been attributable to remediation, monitoring, soil disposal and governmental agency reporting (collectively, "Remediation Costs") incurred in connection with contaminated sites and the replacement or upgrading of underground storage tanks, related piping, underground pumps, wiring and monitoring devices (collectively, the "USTs") to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. For the years ended January 31, 1997, 1996 and 1995, net environmental expenses included in Marketing's cost of sales amounted to $34,162,000 , $14,346,000 and $11,769,000, respectively, which amounts were net of probable recoveries from state UST remediation funds.

     During the fourth quarter of fiscal 1997, the Board of Directors of Realty formally approved the Distribution. Under the Master Lease, Realty committed to a program to bring the leased properties to regulatory closure and, thereafter, transfer all future environmental risks from Realty to Marketing. In order to establish the Remediation Costs obligation and estimate the incremental cost of accelerated remediation, Marketing and Realty commissioned a detailed property-by-property environmental study of all retail outlets, with the objective of achieving closure in approximately five years. As a result, Marketing revised its estimate of future Remediation Costs in the fourth quarter of fiscal 1997 and recorded a pre-tax charge in such quarter for Remediation Costs of $21.2 million. The pre-tax charge resulted from the acceleration of remediation activities to be paid by Realty through more aggressive means of treating contaminated sites to bring them to closure in approximately five years, which resulted in significant incremental Remediation Costs, changes in estimated Remediation Costs at previously identified properties, including costs to be incurred in connection with UST upgrades, and additional charges to comply with AICPA Statement of Position 96-1, "Environmental Remediation Liabilities."

     Realty has agreed to pay all costs relating to, and to indemnify Marketing for, all scheduled known pre-Distribution environmental liabilities and obligations, all scheduled future upgrades necessary to cause USTs to conform to the 1998 federal standards (the "1998 Standards"), and all environmental liabilities and obligations arising out of discharges with respect to properties containing USTs that have not been upgraded to meet the 1998 Standards that are discovered prior to the date such USTs are upgraded to meet the 1998 Standards (collectively, the "Realty Environmental Liabilities"). Realty will also collect recoveries from state UST remediation funds related to Realty Environmental Liabilities.

     Marketing has not reflected a liability for the Realty Environmental Liabilities in its consolidated balance sheet since Realty remains the primary obligor for such liabilities. The liabilities, which were initially recorded in Marketing's balance sheet, were subsequently capitalized into stockholders' equity as a contribution to capital by Realty to Marketing. In the unlikely event that Realty fails to remediate a contaminated property and Marketing is held jointly and severally responsible for the Remediation Costs, Realty is obligated to indemnify Marketing, and any Remediation

Costs paid by Marketing will be offset against Marketing's rental obligations under the Master Lease. Because of such rental offset, it is remote that Marketing would incur any incremental costs in connection with any such remediation.

     Marketing will be responsible for, and will indemnify Realty with respect to, all environmental obligations and liabilities other than the Realty Environmental Liabilities. No amounts have been included for Marketing environmental obligations and liabilities as such amounts are not currently probable and estimable. However, future environmental expenditures may have a significant impact on results of operations for any single fiscal year or interim period, though Marketing believes that such costs will not have a material adverse effect on Marketing's financial position.

     On September 16, 1996, Realty entered into an Agreement with the New York State Department of Taxation and Finance (the "Department"), settling the license revocation proceedings brought by the Department whereby Marketing's wholly-owned subsidiary Getty Terminals Corp.'s ("Getty Terminals") licenses and permits for its three New York State terminals and its New York motor fuels and diesel distributor licenses would be terminated. The revocation proceedings were the result of the 1990 conviction of Getty Terminals for federal gasoline excise tax evasion and conspiracy in 1985. Under the terms of the Agreement, Marketing's wholly-owned subsidiary, Kingston Oil Supply Corp. ("KOSCO") would be permitted to assume all of the storage and distribution activities and operations now performed by Getty Terminals in New York. KOSCO will have to obtain new or amended licenses and permits and, upon the issuance thereof, Getty Terminals will surrender its licenses and permits. KOSCO's Board of Directors will consist of three persons, one of whom shall be an independent director, and KOSCO shall provide periodic reports to the Department relating to New York tax laws. The Agreement shall terminate on September 15, 1999. Under the terms of the settlement, Realty, Marketing or any of their subsidiaries are not required to pay any penalties or fines. Prior to the Distribution, Marketing became a party to the Agreement, and in connection with the Distribution, KOSCO became a subsidiary of Marketing. The implementation of the settlement will have no adverse impact on the results of operations, financial condition or liquidity of Marketing, including the ability to sell motor fuels in New York or operate its New York State terminals.

     Marketing is subject to various legal proceedings in the ordinary course of business. Such proceedings are not expected to have a material adverse effect on Marketing's financial condition or results of operations. Pursuant to the Distribution Agreement, Realty has agreed to defend all existing proceedings and indemnify Marketing with respect thereto.

     In order to minimize Marketing's exposure to credit risk associated with financial instruments, Marketing places its temporary cash investments with high credit quality institutions and, by policy, limits the amount invested with any one institution other than the U.S. Government. Except for one customer, Uni-Marts, Inc. ("Uni-Marts"), which represents approximately 10% to 11% of Marketing's net sales for each of the three years in the period ended January 31, 1997, concentration of credit risk with respect to trade receivables generally is limited due to the large number of customers comprising Marketing's customer base.

     On December 27, 1996, Uni-Marts notified Realty that, effective December 31, 1997, it would not renew its various leases and subleases of approximately 100 service station properties from Realty or the existing petroleum supply agreement between Realty and Uni-Marts with respect to such service stations and certain additional service stations owned or operated by Uni-Marts. Uni-Marts subsequently advised Realty by letter that it may be interested in negotiating and entering into revised arrangements. While Realty has preliminarily discussed such matters with Uni-Marts, no such agreement has been reached. In connection with the spin-off, Marketing became the sublessor or sub-sublessor under the leases and subleases with Uni-Marts, and became a party to the existing supply agreement. Marketing believes that it will be able to re-lease the approximately 100 affected service station properties. The loss of motor fuel product sales to Uni-Marts pursuant to the existing supply agreement, if not replaced, could have a material adverse effect on Marketing's revenues. Marketing believes such loss of product sales would not materially impact its operating income because the affected leased service station properties should be re-leased to retail dealers at higher retail product margins to be realized by Marketing than the current lower wholesale product margins under the supply agreement with Uni-Marts. Net sales and rental income attributable to the Uni-Marts agreement amounted to $90.3 million (or 10.6% of net sales) and $4.6 million (or 13.9% of rental income), respectively, for the year ended

January 31, 1997.

     In January 1997, Marketing obtained uncommitted lines of credit with two banks in the aggregate amount of $50,000,000 through January 1998, which may be utilized for working capital borrowings and letters of credit. Borrowings under such lines of credit are unsecured and will bear interest at the applicable bank's prime rate or, at Marketing's option, 1.1% above LIBOR.

     Marketing's financial results depend largely on retail marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. The cost of petroleum products purchased by Marketing as well as the price of petroleum products sold have fluctuated widely in the past. As a result of the historic volatility of product margins and the fact that they are affected by numerous diverse factors, it is impossible to predict future margin levels.

7.   INCOME TAXES

     Marketing and Realty have entered into a Tax Sharing Agreement that defines the parties' rights and obligations with respect to filing of returns, payments, deficiencies and refunds of federal, state and other income, franchise or motor fuel taxes relating to Realty's business for tax years prior to and including the Distribution and with respect to certain tax attributes of Realty after the Distribution. In general, the Tax Sharing Agreement provides that Realty will be responsible for all federal, state and local tax liabilities that relate to periods (or portions thereof) ending on or prior to the Distribution. For periods subsequent to the Distribution, Marketing will file its own tax returns. The provision for income taxes is reflected in the consolidated financial statements as if Marketing had been operating on a stand-alone basis.

     Marketing's provision (credit) for income taxes is summarized as follows (in thousands):


                                               1997     1996              1995
                                     --------------  -------  ----------------
Current                              $      (17,170) $   122  $         (2,203)
Deferred                                      7,096    2,257               659
                                     --------------  -------  ----------------
Provision (credit) for income taxes  $      (10,074) $ 2,379  $         (1,544)
                                     ==============  =======  ================

     The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows (in thousands):


                                 1997         1996
                                 ----         ----
Property and equipment        $(19,634)     $(13,889)
Accruals                           892         1,626
Inventories                         77           694
                              --------      --------
Net deferred tax liabilities  $(18,665)     $(11,569)
                              =========     ========

     The following is a reconciliation of the expected statutory federal income tax provision (credit) and the actual provision (credit) for income taxes (in thousands):


                                                                 1997       1996       1995
                                                             ------------  -------  -----------
Expected provision (credit) at statutory federal income tax
 rate                                                        $    (8,856)  $ 2,214  $   (1,392)
State and local income taxes, net of federal benefit              (1,716)      183        (182)
 Other                                                               498       (18)         30
                                                             -----------   -------  ----------
Provision (credit) for income taxes                          $   (10,074)  $ 2,379  $   (1,544)
                                                             ============  =======  ==========

8.   STOCKHOLDERS' EQUITY

     As of January 31, 1997, the total number of shares of all classes of stock that Marketing has authority to issue is

40,000,000, 30,000,000 of which are shares of Marketing Common Stock, $.01 par value per share, and 10,000,000 of which are shares of preferred stock, $.01 par value per share. As of January 31, 1997, 1,000 shares of Marketing Common Stock were issued and outstanding, all of which were owned by Realty. In connection with the Distribution, 12,754,675 shares of Marketing Common Stock
were issued to stockholders of Realty. In addition,   671,298 shares of
Marketing Common Stock were issued to the Marketing ESOP shortly after the Distribution (See Note 9).

     A summary of the changes in stockholders' equity for the three years ended January 31, 1997 is as follows (in thousands):


Balance, February 1, 1994             $ 41,991
Net loss                                (2,434)
Net cash transferred to Realty          (2,496)
                                      --------
Balance, January 31, 1995               37,061
Net income                               3,664
Net cash transferred from Realty         9,586
                                      --------
Balance, January 31, 1996               50,311
Net loss                               (15,225)
Net cash transferred from Realty        19,455
                                      --------
Balance, January 31, 1997             $ 54,541
                                      ========

9.   EMPLOYEE BENEFIT PLANS

     Effective after the Distribution, Marketing will have a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the "Retirement Plan") for non-union employees meeting certain service requirements and a Supplemental Plan for executives. Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Board of Directors. Under the Retirement Plan, employees may make voluntary contributions and Marketing has elected to match an amount equal to 50% of such contributions but in no event more than 3% of the employee's eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to 10% of his compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, made by Realty under the comparable Realty retirement plan and supplemental plan in respect of persons who are Marketing employees approximated $557,000, $569,000 and $606,000 for the years ended January 31, 1997, 1996 and 1995, respectively. In addition, Marketing has contributed $328,000, $346,000 and $334,000 to a union welfare plan for the years ended January 31, 1997, 1996 and 1995, respectively. Such amounts are included in the accompanying consolidated statements of operations.

     In connection with the Distribution, Marketing established a leveraged Employee Stock Ownership Plan (the "Marketing ESOP") that purchased newly issued shares of Marketing Common Stock from Marketing equal to five percent of the outstanding shares of Marketing. The Marketing ESOP purchased such newly-issued shares from Marketing using the proceeds of a loan made by Marketing to the Marketing ESOP. The Marketing ESOP loan will be repaid over a five-year period, and Marketing will contribute annually to the Marketing ESOP the funds required to repay such loan. The principal amount of the Marketing ESOP loan is equal to the number of shares purchased by the Marketing ESOP (671,298) multiplied by the purchase price per share of $4.80. It is expected that the repayment of the Marketing ESOP loan will result in projected allocations to participants' accounts of an aggregate of 134,260 shares of Marketing Common Stock per year, allocated in proportion to compensation. Marketing expects that the five percent of the outstanding stock of Marketing purchased by the Marketing ESOP will be allocated to covered employees over a five-year period. Commencing March 21, 1997, the date of the Distribution, Marketing will recognize a charge to operating results of $4,088,000 over a five-year period relating to the Marketing ESOP based on the value of the Marketing Common Stock.

     Immediately prior to the Distribution, each holder of an option to acquire shares of Realty Common Stock pursuant to Realty's 1985, 1988 and 1991 Stock Option Plans received, in exchange therefor, two separately exercisable options: one to purchase shares of Realty Common Stock (a "Realty Option") and one to purchase Marketing Common Stock (a "Marketing Option"), each exercisable for the same number of shares and containing substantially equivalent terms as the pre-Distribution option. The exercise price of each Getty Option and Marketing Option (each, a "Replacement Option") was set so as to preserve the Aggregate Spread (as defined below) in value attributed to the options currently held by such directors, officers and key employees. The "Aggregate Spread" is an amount representing the difference between the exercise price of an option and the price of a share of Realty Common Stock immediately prior to the Distribution multiplied by the number of shares underlying such option. Certain presently unexercisable options covering a total of 223,587 shares became immediately exercisable at the date of the Distribution for persons covered by certain "change of control" agreements. Accordingly, Marketing will recognize a charge to operating results of $637,000 at the date of the Distribution equal to the product of the number of such options and the difference between their exercise price and the market price.

     The Marketing Stock Option Plan authorizes Marketing to grant options to purchase shares of Marketing Common Stock. The aggregate number of shares of Marketing Common Stock which may be made the subject of options under the Marketing Stock Option Plan will not exceed 1,300,000 shares, subject to further adjustment for stock dividends and stock splits. The Marketing Stock Option Plan provides that options are exercisable starting one year from the date of grant, on a cumulative basis at the annual rate of 25 percent of the total number of shares covered by the option.

     The following is a schedule of stock option prices and activity relating to the Realty Stock Option Plans for the three fiscal years ended January 31, 1997. Subsequent to the Distribution, the exercise price of each Realty option and Marketing option was set so as to preserve the Aggregate Spread (as defined above) in value attributed to the options held by the holders:


                                      1997                        1996                            1995
                              ---------------------        ----------------------         ----------------------
                                           WEIGHTED                      WEIGHTED                       WEIGHTED
                              NUMBER       AVERAGE         NUMBER        AVERAGE          NUMBER         AVERAGE
                                OF         EXERCISE          OF          EXERCISE           OF           EXERCISE
                              SHARES       PRICE(a)        SHARES        PRICE(a)         SHARES         PRICE(a)
                              ------       --------        ------        --------         ------         --------
Outstanding at
 beginning of year            927,428        $13.02        811,220         $12.87         708,983         $13.17
Granted                       166,400         14.75        128,000          13.88         107,250          10.88
Exercised                     (29,519)        11.60        (8,000)          10.95         (1,620)          11.97
Cancelled                     (50,083)        13.95        (3,792)          13.51         (3,393)          13.90
                            ---------        ------        -------         ------        -------          ------
Outstanding at
 end of year                1,014,226        $13.30        927,428         $13.02        811,220          $12.87
                            =========        ======        =======         ======        =======          ======
Exercisable at
 end of year                  687,761(b)     $13.38        650,506         $13.12        564,094          $13.31
                            =========        ======        =======         ======        =======          ======
Available for grant at
 end of year                  176,881                       50,007                       254,557
                            =========                       ======                       =======

----------------
(a) In connection with the Distribution, each Realty option was reformed into separate options for Realty common stock and Marketing Common Stock. The exercise price of each reformed Marketing option is 22.71% of the original exercise price.

(b)Excludes 223,587 shares which become exercisable at the date of the Distribution.

     The following table summarizes information concerning options outstanding and exercisable at January 31, 1997:


                              Options Outstanding                 Options Exercisable
                  -----------------------------------------    -------------------------
                                    Weighted
                                    Average        Weighted                     Weighted
                                    Remaining      Average                      Average
 Range            Number           Contractual    Exercise       Number         Exercise
Exercise Prices  Outstanding       Life (Years)     Price      Exercisable       Price
---------------  -----------      -------------   --------    ------------      --------
$10.49 - 14.75     871,876                6        $12.56        545,411         $12.21
 17.12 - 18.62     142,350                3         17.84        142,350          17.84
                 ---------                                       -------

                 1,014,226                                       687,761
                 =========                                       =======


     Marketing accounts for its stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, no compensation cost has been recognized for stock options granted. Pro forma net income and earnings per share effects of applying the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" were immaterial for the years ended January 31, 1997 and 1996.


10. QUARTERLY FINANCIAL DATA

     The following is a summary of the quarterly results of operations for the years ended January 31, 1997 and 1996 (unaudited as to quarterly information):



                                                                       THREE MONTHS ENDED
                                                                       ------------------
                                                                                                        YEAR ENDED
FISCAL 1997:                            APRIL 30           JULY 31        OCTOBER 31    JANUARY 31      JANUARY 31
------------                            --------           -------        ----------    ----------      ----------
                                                                       (IN THOUSANDS)
Revenues                                $ 203,729          $ 221,473      $ 217,023     $ 246,318       $ 888,543
Gross profit (loss)(a)                    (5,746)              8,514         (5,530)      (21,349)        (24,111)
Depreciation and amortization              3,331               3,371          3,457         3,763          13,922
Earnings (loss) before income taxes       (5,678)              7,900         (5,841)      (21,680)(b)     (25,299)(b)
Net earnings (loss)                       (3,289)              4,576         (3,379)      (13,133)        (15,225)



                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                                                      YEAR ENDED
FISCAL 1996:                          APRIL 30           JULY 31         OCTOBER 31    JANUARY 31     JANUARY 31
------------                          --------           -------         ----------    ----------     ----------
                                                                   (IN THOUSANDS)
Revenues                              $ 194,967          $ 187,796       $ 215,486     $ 192,945      $ 791,194
Gross profit (loss)(a)                   (1,789)             2,425           4,031         3,540          8,207
Depreciation and amortization             3,095              3,146           3,339         3,519         13,099
Earnings (loss) before income
 taxes and cumulative effect of
 accounting change                       (2,113)             1,756           3,535         3,147          6,325
Net earnings (loss)                      (1,600)(c)          1,101           2,200         1,963          3,664(c)

-----------
(a) Gross profit (loss) is calculated as net sales (excluding rental and other income) less cost of sales (excluding depreciation and amortization).

(b) Includes pre-tax charge of $21,182 related to revision of estimate of future environmental remediation costs.

(c) Includes charge to earnings of $282 from the cumulative effect of adopting Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

11. RESTRUCTURING

     During fiscal 1995, pre-tax charges of $1,846,000 were recorded to provide for severance and other costs associated with restructuring Marketing's organization and its operations. The restructuring charges included $1,171,000 for severance and related benefits resulting from a 6% reduction in the work force, and $675,000 for other costs. Other costs include $203,000 related to cancellation of computer equipment leases, $168,000 related to computer system modifications, $141,000 related to the reduction of office space, $100,000 related to legal fees and $63,000 for other miscellaneous costs. Marketing's consolidated balance sheet as of January 31, 1996 included an accrual of $326,000 relating to the restructuring. There was no remaining accrual as of January 31, 1997.

     12. PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information reflects adjustments to the historical financial statements of Marketing for the year ended January 31, 1997 as if the Distribution had been effected as of February 1, 1996. Such information includes additional rent paid to Realty by Marketing as provided in the Master Lease, reflects the net impact of the Services Agreement, the charge relating to the Marketing ESOP and additional selling, general and administrative expenses as a result of Marketing operating as a separate publicly-held company. The impact of these adjustments on the pro forma consolidated balance sheet would not have been material.

                                                   (in thousands, except
                                                     per share amount)


         Revenues                                          $889,503

         Cost of sales                                      879,897

         Selling, general and administrative expenses        22,111

         Loss before income taxes                           (26,853)

         Net loss                                           (16,143)

         Per share data:

            Net loss per share                             $  (1.21)

            Weighted average shares outstanding              13,345(a)


     (a) The pro forma weighted average number of shares of common stock outstanding includes weighted average shares outstanding (based on Realty's weighted average shares outstanding) plus 671,298 shares to reflect the issuance of the Marketing ESOP shares.


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    Part III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     DIRECTORS

     Pursuant to the Marketing Bylaws, the Board of Directors has initially fixed the number of directors at five persons. The current term of each director named below began with his election in 1996 and will expire at the next annual meeting of the stockholders of Marketing.

     The Bylaws of Marketing (the "Marketing Bylaws") provide that a majority of the entire Board of Directors may increase or decrease the number of directors, provided that the number thereof shall never be less than the minimum number required by Maryland General Corporation Law , nor more than fifteen. The tenure of office of any director shall not be affected by any increase or decrease in the number of directors. The Marketing Bylaws also require that until the earlier of (i) such time as Mr. Leo Liebowitz, Mr. Milton Safenowitz and Mr. Milton Cooper and their related parties collectively own less than 15% of the voting stock of Realty or Marketing or (ii) the Master Lease terminates or expires, a majority of the Marketing Board shall be comprised of persons (the "Outside Directors") who are neither (x) owners of voting stock in excess of 5% of outstanding voting stock of Realty nor (y) directors or officers of Realty. See Item 12. Security Ownership of Certain
Beneficial Owners and Management.    Three members of the Marketing Board are
Outside Directors. Messrs. Liebowitz and Safenowitz are also directors of Realty.

     Set forth below is a list of the names and ages of, and certain biographical information concerning, the directors of Marketing as of April 15, 1997, including information concerning their principal occupations for the past five years.


NAME AND AGE                YEAR ELECTED     PRINCIPAL OCCUPATIONS FOR PAST FIVE YEARS
------------                ------------     -----------------------------------------
Leo Liebowitz -- 69              1996        President, Chief Executive Officer and Director of
                                             Realty since 1971. Director, President and Treasurer of
                                             CLS General Partnership Corp., the general partner of
                                             Power Test Investors Limited Partnership.
Milton Safenowitz -- 69          1996        Director of Realty since 1971 and Executive Vice
                                             President of Realty until February 1990. Director,
                                             Executive Vice President and Assistant Secretary of CLS
                                             General Partnership Corp.
Ronald E. Hall -- 65             1996        Chairman of the Board of Howell Corporation, a company
                                             engaged primarily in the exploration, production,
                                             acquisition and development of oil and gas properties,
                                             since 1995. Formerly President and Chief Executive
                                             Officer of CITGO Petroleum Corporation ("CITGO"), from
                                             1985 to 1995. Director of CITGO from 1990 to 1995.
Richard E. Montag -- 65          1996        Vice President -- Development of the Richard E.
                                             Jacobs Group, a regional shopping mall developer, since
                                             1982.
Matthew J. Chanin --42           1996        Senior Managing Director of Prudential Capital Group,
                                             an investment unit of the Prudential Insurance Company
                                             of America ("Prudential") since 1995. Has served in
                                             other executive and management positions with
                                             Prudential for more than the past five years.

EXECUTIVE OFFICERS

     Set forth below is a list of the names and ages, as of April 15, 1997, of all executive officers of Marketing indicating their positions with Marketing and their principal occupations during the past five years.


NAME AND AGE                 OFFICER SINCE    PRINCIPAL OCCUPATIONS FOR PAST FIVE YEARS
------------                 -------------    -----------------------------------------
Leo Liebowitz - 69                1997        Chairman, Chief Executive Officer, President and Director of
                                              Marketing. President, Chief Executive Officer and Director
                                              of Realty since 1971.
Alvin A. Smith - 59               1997        Senior Vice President and Chief Operating Officer of Marketing.
                                              Senior Vice President and Chief Operating Officer of Realty from
                                              1994 until March 21, 1997, the date of the spin-off.  Mr. Smith had been a Senior Vice President of Realty since 1985 and became Chief
                                              Operating Officer in 1994.  Prior thereto, he was employed at Getty
                                              Oil Company as Wholesale Manager and Petroleum Manager.
James R. Craig - 45               1997        Vice President-Marketing of Marketing.  Vice President - Marketing of Realty
                                              from 1987 until March 21, 1997, the date of the spin-off.  He joined Realty in
                                              1982 as a District Manager and became Manager - Retail Sales in 1984.  Prior to joining Realty, he was  a Regional Manager of Amerada  Hess Corp.
Michael K. Hantman -45            1997        Vice President and Corporate Controller of Marketing. Vice
                                              President and Corporate Controller of Realty from 1991 until March 21,
                                              1997, the date of the spin-off.  He joined Realty in 1985 as Corporate Controller.
                                              Prior to joining Realty, he was a Principal at Arthur Young & Company,
                                              an international accounting firm.
Samuel M. Jones - 60              1997        Vice President, Corporate Secretary and General Counsel of
                                              Marketing. Vice President, Corporate Secretary and General
                                              Counsel of Realty from 1994 until March 21, 1997, the date of the spin-off.
                                              Mr. Jones joined Realty in 1986 as Vice President and General Counsel and assumed the additional position of Corporate Secretary in 1994. Prior to joining Realty, he was a Senior Attorney with Texaco Inc.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Pursuant to Section 16(a) of the Securities Exchange Act and the rules issued thereunder, Marketing's executive officers and directors are required to file with the Securities and Exchange Commission and the New York Stock Exchange reports of ownership and changes in ownership of the Marketing Common Stock. Copies of such reports are required to be furnished to Marketing.
Based on its review of Forms 3 and 4 received by it during fiscal 1997 and of Forms 5 received by it with respect to fiscal 1997, Marketing believes that during fiscal 1997 all of its executive officers and directors complied with the Section 16(a) requirements.

ITEM 11.  EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

     The following table sets forth, as to the Chief Executive Officer and the other four most highly compensated executive officers of Marketing, information concerning the compensation paid by Realty for services in all capacities to Realty and its subsidiaries to or for the benefit of such persons during the periods indicated. All such persons were executive officers of Realty during the periods indicated, and became executive officers of Marketing after January 31, 1997.

                                                ANNUAL COMPENSATION                                      LONG TERM
                                             FISCAL YEAR ENDED JANUARY 31,                         COMPENSATION AWARDS
                           -------------------------------------------------------------------     -------------------------
                                                                  OTHER ANNUAL    RESTRICTED                      ALL OTHER
NAME AND PRINCIPAL                    SALARY              BONUS   COMPENSATION   STOCK AWARDS      OPTIONS      COMPENSATION
POSITION                   YEAR          $                  $        ($)(1)           ($)            (#)           ($)(2)
-------------------------  ----       ------              -----    -----------   -----------     ------------   ------------
LEO LIEBOWITZ              1997       404,103            123,400                                                   69,843
DIRECTOR, PRESIDENT AND    1996       404,103            263,000                                                   59,886
CHIEF EXECUTIVE OFFICER    1995       387,228            164,500                                                   60,713

ALVIN A. SMITH             1997       311,192            205,000                                     10,000        55,515
SENIOR VICE PRESIDENT AND  1996       301,192            205,000                                     15,000        45,373
CHIEF OPERATING OFFICER    1995       268,606             99,000                                     15,000        40,353

SAMUEL M. JONES            1997       178,156            116,261                                     10,000        32,949
VICE PRESIDENT, GENERAL    1996       163,307            115,000                                     15,000        26,629
COUNSEL AND CORPORATE
SECRETARY                  1995       154,646             79,000                                     10,000        26,616

JAMES R. CRAIG             1997       158,565            125,000                                     10,000        31,422
VICE PRESIDENT             1996       145,537            125,000                                     15,000        24,419
                           1995       137,843             79,000                                     10,000        24,260

MICHAEL K. HANTMAN         1997       120,429            116,261                                     10,000        26,170
VICE PRESIDENT AND         1996       115,667            110,000                                     15,000        21,787
CORPORATE CONTROLLER       1995       110,274             79,000                                     10,000        22,458

------------------
(1) None of the Executive Officers listed received perquisites or other personal benefits that exceeded the lesser of $50,000 or 10% of the salary and bonus for such officer.

(2) All other compensation includes Realty's contributions to the defined contribution retirement profit sharing plan, matching contributions under the company's 401(k) savings plan, Realty's contributions to the Supplemental Retirement Plan for executives and term life insurance premiums as follows:


                    FISCAL YEAR      DEFINED        COMPANY     SUPPLEMENTAL
                      ENDED       CONTRIBUTION       MATCH       RETIREMENT     TERM LIFE
                    JANUARY 31   RETIREMENT PLAN  401(K) PLAN      PLAN         INSURANCE
                    ----------   ---------------  -----------   ------------    ---------
Leo Liebowitz          1997          $ 2,373      $   --       $ 65,246        $ 2,224
                       1996            2,388          --         55,319          2,179
                       1995            2,394          --         56,140          2,179
Alvin A. Smith         1997            2,373        4,750        43,552          4,440
                       1996            2,388        4,620        34,410          3,955
                       1995            2,394        4,620        29,859          3,480
Samuel M. Jones        1997            2,373        4,750        22,599          3,227
                       1996            2,388        4,629        17,499          2,113
                       1995            2,394        4,611        17,507          2,104
James R. Craig         1997            2,373        3,595        22,489          2,965
                       1996            2,388        3,486        16,668          1,877
                       1995            2,394        3,478        16,546          1,842
Michael K. Hantman     1997            2,373        3,596        17,573          2,628
                       1996            2,388        3,458        14,179          1,762
                       1995            2,394        3,422        14,915          1,727

    In December 1994, Realty entered into agreements (collectively, the "Change of Control Agreements") with its non-director officers and certain key employees, wherein Realty agreed to make certain payments under certain circumstances upon a "change of control" of Realty. Under such circumstances, Realty also agreed that all Realty stock options granted to such officer or key employee would immediately vest, and made provision to allow such individual to exercise his or her options within three years of the "change of control" for the officers, and a shorter period for key employees, and to preserve the economic value of his or her options. In December 1995, Realty amended the Change of Control Agreements to treat a spin-off or similar transaction involving a substantial portion of Realty's marketing or real estate business or assets as a "change of control." Accordingly, a "change of control", for purposes of the Change of Control Agreements, occurred on the date of the spin-off. Marketing intends to pay those officers and key employees who become employees of Marketing compensation at least comparable to the compensation which Realty paid them prior to the spin-off. In the event that Marketing does not pay comparable compensation to any such individual or any such individual did not become an employee of either Realty or Marketing (or ceases to be an employee of Realty or Marketing for any reason other than for cause) after the date of the spin-off, then for the 36-month period after the date of the spin-off for officers, and a shorter period of time for those certain key employees, Realty will pay to each such individual over the applicable period an amount not less than the average annual sum of such individual's (i) base salary, (ii) benefits under any incentive or bonus plan and (iii) the total amount of employer contributions (other than elective salary deferrals) made to the individual's account under 401(k) and other deferred compensation plans, based upon the requisite period prior to the "change of control." The compensation to be paid to an officer or key employee pursuant to a Change of Control Agreement will be reduced by the amount of compensation, if any, such officer or key employee receives from Marketing or from any other employer during the covered period. Marketing intends to fully perform Realty's obligations under the Change of Control Agreements with respect to those individuals who became either an officer or employee of Marketing.

STOCK OPTION PLANS

     The following table sets forth as to the persons named in the Summary Compensation Table additional information with respect to Realty stock options granted during the fiscal year ended January 31, 1997:

                       OPTION GRANTS IN LAST FISCAL YEAR


                                                                                   POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED
                                                                                      ANNUAL RATES OF
                                                                                        STOCK PRICE
                                                                                      APPRECIATION FOR
                                    % OF TOTAL OPTIONS                                  OPTION TERM
                                   GRANTED TO EMPLOYEES  EXERCISE OR                    -----------
                    OPTIONS        IN FISCAL YEAR ENDED   BASE PRICE   EXPIRATION
    NAME            GRANTED               1/31/97        ($/SHARE)(a)   DATE(b)      5% ($)     10% ($)
   ----             -------        -------------------- ------------   ----------    ------     -------
Leo Liebowitz            --                   --             --          --          --          --
Alvin A. Smith       10,000                 15.29%         $14.75      12/13/06      92,762     235,077
Samuel M. Jones      10,000                 15.29           14.75      12/13/06      92,762     235,077
James R. Craig       10,000                 15.29           14.75      12/13/06      92,762     235,077
Michael K. Hantman   10,000                 15.29           14.75      12/13/06      92,762     235,077

(a) In connection with the spin-off, each Realty option was reformed into separate options for Realty Common Stock and Marketing Common Stock. The exercise price of each reformed Marketing option is 22.71% of the original option exercise price (i.e., $3.35).

(b) Pursuant to the Change of Control Agreements, all option grants in fact expire three years after the date of the spin-off (i.e., March 21, 2000).

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES

     The following table provides information as to Realty stock options exercised by each of the named executive officers of Realty during the fiscal year ended January 31, 1997 and the value of Realty stock options held by such officers at year-end measured in terms of the closing price of Realty Common Stock on January 31, 1997. No Realty stock options were exercised by the named executive officers in the fiscal year ended January 31, 1997.


                                                                VALUE OF
                                    NUMBER OF                  UNEXERCISED
                                UNEXERCISED OPTIONS            IN-THE-MONEY
                                   AT FISCAL                  OPTIONS/SARS AT
                                  YEAR END(#)                FISCAL YEAR END($)
                                  EXERCISABLE/                 EXERCISABLE/
   NAME                           UNEXERCISABLE(1)           UNEXERCISABLE(1)
   ----                          ----------------            ----------------
Leo Liebowitz                              --                         --
                                           --                         --
Alvin A. Smith                        158,173                  $ 792,236
                                       30,000                    130,937
Samuel M. Jones                        60,651                    282,241
                                       27,500                    113,750
James R. Craig                         60,134                    283,808
                                       27,500                    113,750
Michael K. Hantman                     50,310                    238,569
                                       27,500                    113,750

(1) Pursuant to the Change in Control Agreements, all unexercisable options held by the named executive officers became exercisable on the date of the spin-off.

     Immediately prior to the spin-off, each director, officer and key employee who was a holder of an option to acquire shares of Realty pursuant to Realty's 1985, 1988 and 1991 Stock Option Plans received, in exchange therefor, two separately exercisable options: one to purchase shares of Realty Common Stock (a "Realty Option") and one to purchase Marketing Common Stock (a "Marketing Option"), each exercisable for the same number of shares and containing terms substantially equivalent in the aggregate to those of such holder's pre-spin-off option. The exercise price for each Realty Option and Marketing Option was set so as to preserve the Aggregate Spread in value attributed to the options held by such directors, officers and key employees.

     EMPLOYEE STOCK OWNERSHIP PLAN

     In connection with the spin-off, Marketing established a leveraged Employee Stock Ownership Plan (the "Marketing ESOP") that purchased newly issued shares of Marketing Common Stock from Marketing equal to five percent of the outstanding shares of Marketing. The Marketing ESOP purchased such newly-issued shares from Marketing using the proceeds of a loan made by Marketing to the Marketing ESOP. The Marketing ESOP loan will be repaid over a five-year period, and Marketing will contribute annually to the Marketing ESOP the funds required to repay such loan. The principal amount of the Marketing ESOP loan is equal to the number of shares purchased by the Marketing ESOP (671,298) multiplied by the purchase price per share of $4.80. The repayment of the Marketing ESOP loan will result in projected allocations to participants' accounts of an aggregate of approximately 134,260 shares of Marketing Common Stock per year, allocated in proportion to compensation. Marketing expects that the five percent of the outstanding stock of Marketing purchased by the Marketing ESOP will be allocated to covered employees over a five-year period. Commencing March 21, 1997, the date of the spin-off, Marketing will recognize a charge to operating results of $4,088,000 over a five-year period relating to the Marketing ESOP.

     MISCELLANEOUS BENEFIT PLANS

     Marketing has established the Getty Petroleum Marketing Inc. Retirement (401(k)) and Profit Sharing Plan (the "401(k) Plan"), a medical and dental plan, a flexible spending plan, group life and disability insurance, and, for the officers of Marketing, a non-qualified Supplemental Retirement Plan for Executives (the "Supplemental Plan").

     Under the 401(k) Plan, Marketing will contribute to each participating employee an amount equal to 50% of such employee's contribution but in no event more than 3% of such employee's compensation. Any annual discretionary contribution to the 401(k) Plan will be determined by Marketing's Board of Directors. Under the Supplemental Plan (which is not qualified for purposes of Section 401(a) of the Internal Revenue Code of 1986, as amended), a participating executive may receive in his trust account an amount equal to 10% of his compensation, reduced by the amount of any contributions allocated to such executive under the 401(k) Plan. The amounts paid to the trustee under the Supplemental Plan may be used to satisfy claims of general creditors in the event of Marketing's or any of its subsidiaries' bankruptcy. The trustee shall not cause the Supplemental Plan to be other than "unfunded" for purposes of the Employee Retirement Income Security Act of 1974, as amended. An executive's account shall vest in the same manner as under the 401(k) Plan and shall be paid upon termination of employment. Under the Supplemental Plan, the Board of Directors may, during any fiscal year, elect not to make any payment to the account of any or all executives.

     Pursuant to a long-standing arrangement, in the event of the death of Mr. Liebowitz, benefits in an amount equal to twelve months' salary will be paid to his estate. In the event of termination of Mr. Liebowitz's employment due to illness or incapacity for a period of one year or longer, benefits equal to twenty four months' salary will be payable to Mr. Liebowitz.

DIRECTOR COMPENSATION

     Directors will be compensated for their services according to a standard arrangement authorized by resolution of the Marketing Board. An annual retainer fee of $12,000 will be paid to each director, and a committee and board meeting fee of $1,000 will also be paid to each director for each meeting attended. Directors who are employees of Marketing will not receive retainers or board meeting fees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors of Marketing is comprised of Messrs. Liebowitz, Safenowtiz and Hall. Mr. Liebowitz, who serves as Chief Executive Officer of Marketing, also serves as President and Chief Executive Officer and a director of Realty. Marketing has certain lease, service, licensing and tax sharing arrangements with Realty. In addition, Messrs. Liebowitz and Safenowitz are also directors and the principal shareholders of CLS General Partnership Corp., the general partner of Power Test Realty Company Limited Partnership, with which Realty has certain lease arrangements. See "Certain Transactions." Prior to the spin-off, Marketing paid no compensation to its officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND 5% OWNERS

     Included in the following table is the number of shares of Marketing Common Stock as of March 21, 1997 (the date for the spin-off) beneficially owned (or deemed to be beneficially owned) by each of the directors of Marketing, by each of the executive officers of Marketing and by all of the directors or executive officers of Marketing as a group, and each other person who beneficially owns more than 5% of the outstanding Marketing Common Stock. Such number of shares includes exercisable options or options to become exercisable within 60 days with respect to Marketing Common Stock.


                                                                AMOUNT AND NATURE OF
    NAME OF BENEFICIAL OWNERS,                                        BENEFICIAL        PERCENT
     DIRECTORS AND OFFICERS                                          OWNERSHIP(1)      OF CLASS(2)
    ----------------------                                   --------------------  -----------
    Leo Liebowitz                                                    2,470,920(3)       18.40%
    Milton Safenowitz                                                2,210,719(4)       16.47%
    James R. Craig                                                      87,968(5)           *
    Michael K. Hantman                                                  77,965(5)           *
    Samuel M. Jones                                                     91,664(5)           *
    Alvin A. Smith                                                     191,305(5)        1.41%
    Ronald E. Hall                                                           0              *
    Richard E. Montag                                                   26,762(6)           *
    Matthew J. Chanin                                                      339              *
    Directors and executive officers as a group (9 persons)          5,157,642          37.19%
    Getty Petroleum Marketing Inc. Employee Stock Ownership
     Plan                                                              671,298           5.00%
    Milton Cooper                                                    1,055,394(7)        7.86%

------------------
* Total shares beneficially owned constitute less than one percent of the outstanding shares.

(1) Unless otherwise indicated, each person has sole voting and dispositive power with respect to the shares shown.

(2) The percentage is determined by dividing the number of shares shown by the aggregate number of shares of Marketing Common Stock outstanding and the shares of Marketing Common Stock which may be acquired within 60 days.

(3) Includes 166,410 shares held in trust for children, 230,977 shares held by his wife for which beneficial ownership is disclaimed and 30,724 shares held by a charitable foundation.

(4) Includes 2,034,601 shares held by Irrevocable Trust for the benefit of Milton Safenowitz and 176,118 shares held by Irrevocable Trust for the benefit of his wife.

(5) Gives effect to the vesting of outstanding stock options held by such individual pursuant to certain "change of control" agreements. See "EXECUTIVE COMPENSATION."

(6) Includes 10,190 shares held by his wife for which beneficial ownership is disclaimed.

(7) Includes 10,311 shares held in a partnership of which he is a partner, 2,013 shares held by his wife for which beneficial ownership is disclaimed and 160,000 shares held by a charitable foundation.

     With the exception of Leo Liebowitz, whose address is care of Getty Petroleum Marketing Inc., 125 Jericho Tpke., Jericho, New York 11753, Milton Safenowitz, whose address is 7124 Queenferry Cr., Boca Raton, Florida 33496, Milton Cooper, whose address is care of Kimco Realty Corporation, 3333 New Hyde Park Road, Suite 100, New Hyde Park, New York 11042-0020, and the Getty Petroleum Marketing Inc. Employee Stock Ownership Plan, whose address is 125 Jericho Tpke., Jericho, New York 11753, management knows of no other person owning of record or beneficially more than 5% of the outstanding Marketing Common Stock.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     THE PARTNERSHIP

     In 1985, Power Test Investors Limited Partnership (the "Partnership") was formed as a public master limited partnership and capitalized by a rights offering to all Realty stockholders. The Partnership is the limited partner in Power Test Realty Company Limited Partnership (the "Operating Partnership"), which was also formed in 1985 and which purchased the Northeast and Mid-Atlantic petroleum marketing assets of Getty Oil Company from Texaco Inc. The Operating Partnership leased these assets to Realty on a long-term net basis.

     CLS General Partnership Corp., a Delaware corporation ("CLS"), is the sole general partner of both the Partnership and the Operating Partnership. The three stockholders of CLS are Messrs. Liebowitz, Safenowitz and Milton Cooper (the "Principal Holders"), who are also directors and stockholders of Realty and stockholders of Marketing. Messrs. Liebowitz and Safenowitz are also directors of Marketing and Mr. Liebowitz serves as Chief Executive Officer of Realty and Marketing. As of January 31, 1997, the Principal Holders beneficially owned an aggregate of 3,104,431 (48%) of the general and limited partnership interests in the Partnership.

     Marketing does not have (nor does Realty have) any ownership interest in the Partnership, the Operating Partnership or any of its assets. Neither the Partnership nor the Operating Partnership conducts any substantial activities other than those related to the ownership and leasing to Realty of the former Getty Oil Company assets, substantially all of which Marketing subleases from Realty.

THE MASTER LEASE AND RELATED AGREEMENTS

     In connection with the spin-off, Marketing and Realty entered into the Master Lease with respect to approximately 1,000 service station and convenience store properties and ten distribution terminals and bulk plants (including those properties leased by the Company from the Operating Partnership). See Item 2. Properties. Marketing anticipates that it will make, on an annual basis, net lease payments to Realty aggregating approximately $57 million during the fiscal year ending January 31, 1998.

     Marketing also entered into a Services Agreement (the "Services Agreement"), under which Realty will receive certain administrative and technical services from Marketing and will provide certain limited services to Marketing. The term of the Services Agreement is two years, except that it may be earlier terminated in whole or in part by either party upon 120 days' notice. The net fees estimated to be paid by Realty to Marketing under the Services Agreement will initially be approximately $80,000 per month and will decline as the services performed decrease.

     In addition, Marketing and Realty entered into a Trademark License Agreement providing for an exclusive, royalty-free license to Marketing of certain Realty trademarks, servicemarks and trade names (including the name "Getty") used in connection with Marketing's business, within the territory specified in the Agreement. The term of the Agreement is 55 years, but in the event that the Master Lease terminates prior thereto, the license will become non-exclusive and Marketing will pay to Realty certain customary signage rental and royalty fees.

     In connection with the spin-off, Marketing and Realty also entered into a Tax Sharing Agreement that defined the parties' rights and obligations with respect to filing of returns, payments, deficiencies and refunds of federal, state and other income, franchise or motor fuel taxes relating to Realty's business for tax years prior to and including the spin-off and with respect to certain tax attributes of Realty after the spin-off.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1.  Financial statements

                        The financial statements listed in the Index to Financial Statements and Financial Statement Schedules on page 14 are filed as part of this annual report.

         2.  Financial statement schedule

                        The financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules on page 14 is filed as part of this annual report.

                        All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

         3.  Exhibits

                        The exhibits listed in the Exhibit Index on pages
                        40 through 41 are filed as part of this annual report.

     (b) Reports on Form 8-K

                        None.

                GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                                 (in thousands)


                                  BALANCE AT                         BALANCE AT
                                  BEGINNING                            END OF
                                  OF PERIOD   ADDITIONS  DEDUCTIONS    PERIOD
                                  ----------  ---------  ----------  ----------
1997:
Allowance for doubtful accounts*  $ 1,225       $ 417       $457      $ 1,185
                                  =======       =====       ====      =======
1996:
Allowance for doubtful accounts*  $ 1,336       $ 493       $604      $ 1,225
                                  =======       =====       ====      =======
1995:
Allowance for doubtful accounts*  $ 1,379       $ 313       $356      $ 1,336
                                  =======       =====       ====      =======

* Relates to accounts receivable.

                                 EXHIBIT INDEX

                         GETTY PETROLEUM MARKETING INC.

                           Annual Report on Form 10-K
                   for the fiscal year ended January 31, 1997


Exhibit
 No                       Description
-------                   -----------
 3.2     Articles of Amendment and                  Filed as Exhibit 3.2 to Registrant's Registration Statement
         Restatement of the Registrant.             on Form 10, File No. 001-14990, and incorporated herein
                                                    by reference.

 3.4     By-Laws of the Registrant.                 Filed as Exhibit 3.4 to Registrant's Registration Statement
                                                    on Form 10, File No. 001-14990, and incorporated herein
                                                    by reference.

10.1     Form of Reorganization and                 Filed as Exhibit 2.1 to Registrant's Registration Statement
         Distribution Agreement between             on Form 10, File No. 001-14990, and incorporated herein
         the Registrant and Getty                   by reference.
         Realty Corp.


10.2     Form of Master Lease Agreement             Filed as Exhibit 10.2 to Registrant's Registration Statement
         between the Registrant and Getty           on Form 10, File No. 001-14990, and incorporated herein
         Realty Corp.                               by reference.

10.3     Form of Tax Sharing Agreement              Filed as Exhibit 10.3 to Registrant's Registration Statement
         between the Registrant and Getty           on Form 10, File No. 001-14990, and incorporated herein
         Realty Corp.                               by reference.

10.4     Form of Services Agreement between         Filed as Exhibit 10.4 to Registrant's Registration Statement
         between the Registrant and Getty           on Form 10, File No. 001-14990, and incorporated herein
         Realty Corp.                               by reference.

10.5     Form of Trademark License Agreement        Filed as Exhibit 10.5 to Registrant's Registration Statement
         between the Registrant and Getty Realty    on Form 10, File No. 001-14990, and incorporated herein
         Corp.                                      by reference.

10.6     Form of Registrant's 1997 Stock Option     Filed as Exhibit 10.6 to Registrant's Registration Statement
         and Award Plan.                            on Form 10, File No. 001-14990, and incorporated herein
                                                    by reference.

10.7     Form of Registrant's Employee Stock        Filed as Exhibit 10.7 to Registrant's Registration Statement
         Ownership Plan.                            on Form 10, File No. 001-14990, and incorporated herein
                                                    by reference.

10.8     Form of Stock Option Reformation           Filed as Exhibit 10.8 to Registrant's Registration Statement
         Agreement between the Registrant and       on Form 10, File No. 001-14990, and incorporated herein
         Getty Realty Corp.                         by reference.

Exhibit
 No                       Description
-------                   -----------
10.9     Form of Registrant's Retirement and        Filed as Exhibit 10.9 to Registrant's Registration Statement
         Profit Sharing Plan.                       on Form 10, File No. 001-14990, and incorporated herein by by reference.

10.10    Form of Supplemental Retirement Plan       Filed as Exhibit 10.10 to Registrant's Registration Statement
         for Executives of the Registrant and       on Form 10, File No. 001-14990, and incorporated herein by
         Participating Subsidiaries.                by reference.

10.11    Form of Indemnification Agreement          *
         between Registrant and directors.

22       List of Subsidiaries of the Registrant.    *

24       Consent of Independent Accountants.        *

27       Financial Data Schedule.                   *

-------------
*Filed herewith.

     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Getty Petroleum Marketing Inc.
                                 (Registrant)



                                By /s/ Michael K. Hantman
                                   -------------------------
                                   Michael K. Hantman,
                                   Vice President and
                                   Corporate Controller
                                   (Principal Financial and
                                   Accounting Officer)
                                   April 30, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



             By /s/ Leo Liebowitz          By /s/ Matthew J. Chanin
             --------------------------    -------------------------
              Leo Liebowitz, President,     Matthew J. Chanin,
               Chief Executive Officer      Director
               and Director                 April 30, 1997
               April 30, 1997


             By /s/ Ronald E. Hall         By  /s/ Richard E. Montag
             --------------------------    -------------------------
              Ronald E. Hall,               Richard E. Montag,
               Director                     Director
               April 30, 1997               April 30, 1997



             By /s/ Milton Safenowitz
             -------------------------
              Milton Safenowitz,
               Director
               April 30, 1997