Form 10-Q
period 1997-04-30
GETTY PETROLEUM MARKETING INC /MD/
filed 1997-06-13
CIK 1025742

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended APRIL 30, 1997                  Commission file number 1-14990


                        GETTY PETROLEUM MARKETING INC.
            (Exact name of registrant as specified in its charter)


               MARYLAND                                       11-3339235
    ------------------------------                       -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


   125 JERICHO TURNPIKE, JERICHO, NEW YORK                      11753
   ----------------------------------------                   ----------
   (Address of principal executive offices)                   (Zip Code)


                               (516) 338 - 6000
                               ----------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Registrant has 13,450,375 shares of Common Stock, par value $.01 per share, outstanding as of April 30, 1997.


================================================================================

                        GETTY PETROLEUM MARKETING INC.

                                     INDEX



Part I.  FINANCIAL INFORMATION                                         Page Number
------------------------------                                        -------------
Item 1.  Financial Statements

Consolidated Balance Sheets as of April 30, 1997 and
 January 31, 1997                                                               1

Consolidated Statements of Operations for the three months ended
 April 30, 1997 and 1996                                                        2

Consolidated Statements of Cash Flows for the three months ended
 April 30, 1997 and 1996                                                        3

Notes to Consolidated Financial Statements                                    4 - 5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           6 - 7

Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                       8

Signatures                                                                      8


               GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

------------------------------------------------------------------------------------------------------------
                                                                               April 30,         January 31,
------------------------------------------------------------------------------------------------------------
Assets:                                                                          1997               1997
------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
  Current assets:
   Cash and equivalents                                                           $13,341            $ 7,517
   Accounts receivable, net                                                        13,747             15,195
   Inventories                                                                     15,867             15,944
   Deferred income taxes                                                            1,535                967
   Prepaid expenses and other current assets                                        1,844              5,592
                                                                                 --------           --------
     Total current assets                                                          46,334             45,215


   Property and equipment, at cost, less
    accumulated depreciation and amortization                                      87,940             88,049
   Other assets                                                                     2,140              2,236
                                                                                 --------           --------
     Total assets                                                                $136,414           $135,500
                                                                                 ========           ========


------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
------------------------------------------------------------------------------------------------------------

Current liabilities:
   Accounts payable                                                               $20,485            $24,659
   Accrued expenses                                                                 6,341              6,765
   Gasoline taxes payable                                                          14,034             12,691
   Income taxes payable                                                             1,428                  -
                                                                                 --------           --------
     Total current liabilities                                                     42,288             44,115

Deferred income taxes                                                              19,836             19,632
Other, principally deposits                                                        17,482             17,212

Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
 10,000,000 shares for issuance in series (none of which is issued)                     -                  -
 Common stock, par value $.01 per share; authorized
 30,000,000 shares; issued 13,450,375 at April 30, 1997
 and 1,000 at January 31, 1997                                                        135                  -
 paid-in capital                                                                   58,281             54,541
 Retained earnings                                                                  1,560                  -
 Unearned ESOP stock (660,110 shares at
  April 30, 1997)                                                                  (3,168)                 -
                                                                                 --------           --------

    Total stockholders' equity                                                     56,808             54,541
                                                                                 --------           --------

    Total liabilities and stockholders' equity                                   $136,414           $135,500
                                                                                 ========           ========


                            See accompanying notes.

                GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                    CONSOLIDATED  STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

------------------------------------------------------------------------------------------------------
                                                                          Three months ended April 30,
------------------------------------------------------------------------------------------------------
                                                                               1997           1996
------------------------------------------------------------------------------------------------------
Net sales                                                                     $216,927       $195,273
Rental income                                                                    8,565          8,391
Other income                                                                       431             65
                                                                              -----------------------
                                                                               225,923        203,729
                                                                              -----------------------

Cost of sales (excluding depreciation and amortization)                        213,802        201,019
Selling, general and administrative expenses                                     5,300          4,923
Change of control charge                                                           637              -
Depreciation and amortization                                                    3,298          3,331
Interest expense                                                                   222            134
                                                                              -----------------------
                                                                               223,259        209,407
                                                                              -----------------------
Earnings (loss) before provision (credit)
 for income taxes                                                                2,664         (5,678)
Provision (credit) for income taxes                                              1,104         (2,389)
                                                                              -----------------------

Net earnings (loss)                                                           $  1,560        ($3,289)
                                                                              =======================

Per Share Data:

Net earnings (loss) per share                                                 $   0.12         ($0.26)
                                                                              =======================

Weighted average shares outstanding                                             13,040         12,668
                                                                              =======================

                            See accompanying notes.

               GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                            Three months ended
                                                                 April 30,
                                                            ------------------
                                                            1997       1996
                                                            ----       ----
Cash flows from operating activities:
Net earnings (loss)                                          $1,560    ($3,289)
Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                               3,298      3,331
  Deferred income taxes                                        (364)       (24)
  ESOP charge                                                    49          -
  Gain on dispositions of equipment                             (35)       (57)
Changes in assets and liabilities:
  Accounts receivable                                         1,448       (245)
  Inventories                                                    77      1,215
  Prepaid expenses and other current assets                   3,745      1,331
  Other assets                                                   85        130
  Accounts payable, accrued expenses and
   gasoline taxes payable                                    (3,255)     5,955
  Income taxes payable                                        1,428          -
  Other, principally deposits                                   270        257
                                                            ------------------
     Net cash provided by operating activities                8,306      8,604
                                                            ------------------
Cash flows from investing activities:
  Capital expenditures                                       (3,177)    (2,808)
  Proceeds from dispositions of equipment                        37        148
                                                            ------------------
     Net cash used in investing activities                   (3,140)    (2,660)
                                                            ------------------
Cash flows from financing activities:
  Stock options                                                 658          -
  Net cash transferred to Getty Realty Corp.                      -     (5,699)
                                                            ------------------
     Net cash provided by (used in) financing activities        658     (5,699)
                                                            ------------------

Net increase in cash and equivalents                          5,824        245
Cash and equivalents at beginning of period                   7,517        676
                                                            ------------------

Cash and equivalents at end of period                       $13,341       $921
                                                            ==================
Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest                                                   $113       $134
    Income taxes, net                                            40          -


                           See accompanying notes.

               GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
1.  General:

    The accompanying consolidated financial statements include the accounts of Getty Petroleum Marketing Inc. and its wholly-owned subsidiaries (the "Company"). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.

    On March 21, 1997, the Company became a separate publicly-held company upon its spin-off from Getty Petroleum Corp., now known as Getty Realty Corp. Stockholders of record of Getty Realty Corp. on March 21, 1997 received a tax-free dividend of one share of the Company's common stock for each share of common stock of Getty Realty Corp.

2.  Earnings (loss) per share:

    Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in earnings (loss) per share computations since their effect is immaterial or anti-dilutive.

3.  Employee Stock Ownership Plan:

    In connection with the spin-off, the Company established a leveraged Employee Stock Ownership Plan (the "ESOP") that purchased newly issued shares of Common Stock equal to five percent of the outstanding shares of the Company. The ESOP purchased such newly-issued shares from the Company using the proceeds of a loan made by the Company to the ESOP. The ESOP loan will be repaid over a five-year period, and the Company will contribute annually to the ESOP the funds required to repay such loan. The principal amount of the ESOP loan is equal to the number of shares purchased by the ESOP (671,298) multiplied by the purchase price per share ($4.80) or $3,222,000. It is expected that the repayment of the ESOP loan will result in projected allocations to participants' accounts of an aggregate of 134,260 shares of Common Stock per year, allocated in proportion to compensation. The Company expects that the Common Stock purchased by the ESOP will be allocated to covered employees over a five-year period which commenced on April 1, 1997.
The Company recognized a charge of $49,000 during the quarter ended April 30, 1997 relating to the Common Stock held by the ESOP, which charge is included in selling, general and administrative expenses in the consolidated statement of operations.

4.  Stockholders' equity:

    A summary of the changes in stockholders' equity for the three months ended April 30, 1997 is as follows (in thousands):



                       Common     Paid-in     Retained
                       Stock     Capital     Earnings        ESOP        Total
                       --------------------------------------------------------
Balance,
 January 31, 1997      $  -      $54,541     $    -        $    -       $54,541

Distribution of stock
 in spin-off            128         (128)                                     -

Net earnings                                  1,560                       1,560

Issuance of stock
 to ESOP                  7        3,215                    (3,222)           -

ESOP stock committed
 to be released                       (5)                       54           49

Stock options                        658                                    658
                       --------------------------------------------------------

Balance,
 April 30, 1997        $135      $58,281     $1,560        ($3,168)     $56,808
                       ========================================================

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net sales for the first fiscal quarter ended April 30, 1997 were $216.9 million as compared with $195.3 million for the same quarter last year, an increase of 11.1%. Of the increase in net sales, approximately two thirds was attributable to an increase in sales prices and the balance was due to an increase in sales volume. Average selling prices increased by 7.2%, retail gallonage sold increased by 5.5 million gallons or 3.0% to 187.5 million gallons, and wholesale gallonage sold increased by 3.8 million gallons or 6.5% to 61.3 million gallons. The average gasoline volume per retail outlet increased by 3.8%. Gross profit before depreciation and amortization (excluding rental and other income) was $3.1 million for the quarter ended April 30, 1997 compared to a loss of $5.8 million in the comparable period last year. The favorable increase of $8.9 million was principally due to an increase in retail margins which resulted from product cost decreases of approximately 10 cents per gallon from January 31, 1997 to April 30, 1997.

     The Company's financial results depend largely on retail marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. The cost of petroleum products purchased as well as the price of petroleum products sold have fluctuated widely. As a result of the historical volatility of product margins and the fact that they are affected by numerous diverse factors, it is impossible to predict future margin levels. The Company believes that it has only been modestly affected by inflation since increased costs are passed along to its customers to the extent permitted by competition.

     Rental income was $8.6 million for the three months ended April 30, 1997, an increase of 2.1% over rental income of $8.4 million for the comparable period last year. The increase was about equally due to rent escalations provided under existing lease agreements, lease renewals and higher rentals as a result of improvements to the facilities.

     Other income was $.4 million for the three months ended April 30, 1997 as compared to $.1 million for the quarter ended April 30, 1996. The increase was primarily due to $.2 million of net fees charged to Getty Realty Corp. by the Company under a Services Agreement and $.1 million of additional investment income.

     Selling, general and administrative expenses were $5.3 million for the three months ended April 30, 1997 as compared to $4.9 million for the quarter ended April 30, 1996. The increase was primarily due to $.4 million of stock option expense.

     The Company recorded a charge for the quarter ended April 30, 1997 of $.6 million related to certain "change of control" agreements.

     Depreciation and amortization was $3.3 million for both of the three month periods ended April 30, 1997 and 1996.


Liquidity and Capital Resources

     As of April 30, 1997, working capital amounted to $4.0 million as compared to $1.1 million as of January 31, 1997. The increase was primarily due to working capital generated during the first quarter from operations, partially offset by $3.2 million of capital expenditures.

     The Company's principal sources of liquidity are cash flows from operations, which amounted to $8.3 million during the three months ended April 30, 1997, and its unsecured lines of credit. Management believes that cash requirements for operations, including payments to Getty Realty Corp. under the Master Lease and capital expenditures, can be met by cash flows from operations, cash and equivalents and credit lines. The Company has uncommitted lines of credit from two banks in the aggregate amount of $50 million, which may be utilized for working capital borrowings and letters of credit. Borrowings under such lines of credit are unsecured and bear interest at the applicable bank's prime rate or, at the Company's option, 1.1% above LIBOR. Such lines of credit, which were unused as of April 30, 1997, are subject to renewal at the discretion of the banks.

     The Company's capital expenditures for the three months ended April 30, 1997 amounted to $3.2 million. The Company's capital expenditures include discretionary expenditures to improve the image of the service stations, to improve the terminal facilities and for replacement of service station equipment. Pursuant to agreements with Getty Realty Corp. entered into in connection with the spin-off, expenditures with respect to tank replacements required to meet 1998 federal environmental standards and certain environmental liabilities and obligations are the responsibility of, and will be paid by, Getty Realty Corp.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

          Designation of Exhibit
         in this Quarterly Report
              on Form 10-Q                      Description of Exhibit
              ------------                      -----------------------
                  27                            Financial Data Schedule

         (b)  Reports on Form 8-K:

                 None.
                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        GETTY PETROLEUM MARKETING INC.
                        ------------------------------
                                 (Registrant)



Dated:  June 12, 1997             BY: /s/ Michael K. Hantman
                                      -----------------------------
                                               (Signature)
                                         MICHAEL K. HANTMAN
                                          Vice President and
                                          Corporate Controller
                                          (Principal Financial and
                                          Accounting Officer)



Dated:  June 12, 1997             BY: /s/ Leo Liebowitz
                                      -----------------------------
                                               (Signature)
                                         LEO LIEBOWITZ
                                          President (Chief Executive
                                          Officer)