Form 10-Q
period 1997-07-31
GETTY PETROLEUM MARKETING INC /MD/
filed 1997-09-12
CIK 1025742

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended July 31, 1997                  Commission file number 1-14990


                        GETTY PETROLEUM MARKETING INC.
            (Exact name of registrant as specified in its charter)


         MARYLAND                                           11-3339235
-------------------------------                             ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


125 Jericho Turnpike, Jericho, New York                       11753
----------------------------------------                      ------
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

Registrant has 13,610,690 shares of Common Stock, par value $.01 per share, outstanding as of July 31, 1997.


================================================================================

                        GETTY PETROLEUM MARKETING INC.

                                    INDEX



Part I.  FINANCIAL INFORMATION                                      Page Number
------------------------------                                      -----------
Item 1.  Financial Statements

Consolidated Balance Sheets as of July 31, 1997 and
 January 31, 1997                                                           1

Consolidated Statements of Operations for the three and
 six months ended July 31, 1997 and 1996                                    2

Consolidated Statements of Cash Flows for the
 six months ended July 31, 1997 and 1996                                    3

Notes to Consolidated Financial Statements                                4 - 5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       6 - 8

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   9

Signatures                                                                  9

               GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   (in thousands except share amounts)

------------------------------------------------------------------------------------------------
                                                                       July 31,      January 31,
------------------------------------------------------------------------------------------------
Assets:                                                                 1997           1997
------------------------------------------------------------------------------------------------
                                                                     (unaudited)
Current assets:
  Cash and equivalents                                                 $  6,632       $  7,517
  Accounts receivable, net                                               15,796         15,195
  Inventories                                                            22,795         15,944
  Deferred income taxes                                                   2,992            967
  Prepaid expenses and other current assets                               2,364          5,592
                                                                       --------       --------
     Total current assets                                                50,579         45,215
Property and equipment, at cost, less
  accumulated depreciation and amortization                              88,176         88,049
Other assets                                                              2,001          2,236
                                                                       --------       --------

     Total assets                                                      $140,756       $135,500
                                                                       ========       ========
------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
------------------------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                                                     $ 22,803        $24,659
  Accrued expenses                                                        8,853          6,765
  Gasoline taxes payable                                                 16,363         12,691
                                                                       --------       --------
     Total current liabilities                                           48,019         44,115


Deferred income taxes                                                    20,081         19,632
Other, principally deposits                                              17,702         17,212

Stockholders' equity:
Preferred stock, par value $.01 per share; authorized
 10,000,000 shares for issuance in series (none of which is issued)           -              -
Common stock, par value $.01 per share; authorized
 30,000,000 shares; issued 13,610,690 at July 31, 1997
 and 1,000 at January 31, 1997                                              136              -
Paid-in capital                                                          60,756         54,541
Retained deficit                                                         (2,931)             -
Unearned ESOP stock (626,545 shares at
 July 31, 1997)                                                          (3,007)             -
                                                                       --------       --------
     Total stockholders' equity                                          54,954         54,541
                                                                       --------       --------
     Total liabilities and stockholders' equity                        $140,756       $135,500
                                                                       ========       ========

                           See accompanying notes.

               GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except per share amounts)
                                 (unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                    Three months ended July 31,    Six months ended July 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                                          1997        1996            1997        1996
-----------------------------------------------------------------------------------------------------------------------------

Net sales                                                               $213,699    $213,221         $430,626    $408,494
Rental income                                                              8,660       8,210           17,225      16,601
Other income                                                                 392          42              823         107
                                                                        --------------------         --------------------
                                                                         222,751     221,473          448,674     425,202
                                                                        --------------------         --------------------
Cost of sales (excluding depreciation and amortization)                  217,906     204,707          431,708     405,726
Selling, general and administrative expenses                               8,738       5,370           14,038      10,293
Change of control charge                                                       -           -              637           -
Depreciation and amortization                                              3,362       3,371            6,660       6,702
Interest expense                                                             187         125              409         259
                                                                        --------------------         --------------------
                                                                         230,193     213,573          453,452     422,980
                                                                        --------------------         --------------------
Earnings (loss) before provision (credit)
 for income taxes                                                         (7,442)      7,900           (4,778)      2,222
Provision (credit) for income taxes                                       (2,951)      3,324           (1,847)        935
                                                                        --------------------         --------------------
Net earnings (loss)                                                      ($4,491)     $4,576          ($2,931)     $1,287
                                                                        ====================         ====================
Net earnings (loss) per share                                             ($0.33)      $0.36           ($0.22)      $0.10
                                                                        ====================         ====================
Weighted average shares outstanding                                       13,661      12,676           13,367      12,672
                                                                        ====================         ====================

                           See accompanying notes.

               GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                                   Six months ended
                                                                                       July 31,
                                                                             ----------------------------
                                                                                 1997           1996
                                                                                 ----           ----
Cash flows from operating activities:
Net earnings  (loss)                                                           ($2,931)         $1,287
Adjustments to reconcile net earnings  (loss)  to
  net cash provided by operating activities:
  Depreciation and amortization                                                  6,660           6,702
  Deferred income taxes                                                         (1,576)            390
  ESOP charge                                                                      221               -
  Gain on dispositions of equipment                                                (32)            (72)
Changes in assets and liabilities:
  Accounts receivable                                                             (601)          1,541
  Inventories                                                                   (6,851)         (3,086)
  Prepaid expenses and other current assets                                      3,221           1,414
  Other assets                                                                     214             260
  Accounts payable, accrued expenses and
   gasoline taxes payable                                                        3,904           1,745
  Other, principally deposits                                                      490             418
                                                                             ----------------------------
     Net cash provided by operating activities                                   2,719          10,599
                                                                             ----------------------------
Cash flows from investing activities:
  Capital expenditures                                                          (6,774)         (8,640)
  Proceeds from dispositions of equipment                                           47             274
                                                                             ----------------------------
     Net cash used in investing activities                                      (6,727)         (8,366)
                                                                             ----------------------------
Cash flows from financing activities:
  Stock options and common stock                                                 3,123               -
  Net cash transferred to Getty Realty Corp.                                         -          (2,164)
                                                                             ----------------------------
     Net cash provided by (used in) financing activities                         3,123          (2,164)
                                                                             ----------------------------
Net increase (decrease) in cash and equivalents                                   (885)             69
Cash and equivalents at beginning of period                                      7,517             676
                                                                             ----------------------------
Cash and equivalents at end of period                                           $6,632            $745
                                                                             ============================

Supplemental disclosures of cash flow information
  Cash paid during the period for:
   Interest                                                                       $213            $259
   Income taxes, net                                                               742               -


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

3.   Employee Stock Ownership Plan:

     In connection with the spin-off, the Company established a leveraged Employee Stock Ownership Plan (the "ESOP") that purchased newly issued shares of Common Stock equal to five percent of the outstanding shares of the Company. The ESOP purchased such newly-issued shares from the Company using the proceeds of a loan made by the Company to the ESOP. The ESOP loan will be repaid over a five-year period, and the Company will contribute annually to the ESOP the funds required to repay such loan. The principal amount of the ESOP loan is equal to the number of shares purchased by the ESOP (671,298) multiplied by the purchase price per share ($4.80) or $3,222,000. It is expected that the repayment of the ESOP loan will result in projected allocations to participants' accounts of an aggregate of 134,260 shares of Common Stock per year, allocated in proportion to compensation. The Company expects that the Common Stock purchased by the ESOP will be allocated to covered employees over a five-year period which commenced on April 1, 1997. In connection therewith, the Company recognized a charge of $221,000 during the six months ended July 31, 1997, which charge is included in selling, general and administrative expenses in the consolidated statement of operations.

4.   Stockholders' equity:

     A summary of the changes in stockholders' equity for the six months ended July 31, 1997 is as follows (in thousands):

                                                 Retained
                          Common     Paid-in     Earnings
                          Stock     Capital     (Deficit)     ESOP       Total
----------------------------------------------------------------------------------
Balance,
 January 31, 1997         $  -     $54,541      $    -        $     -    $ 54,541

Distribution of stock
in spin-off                128        (128)                                     -

Net loss                                        (2,931)                    (2,931)

Issuance of stock
to ESOP                      7       3,215                     (3,222)          -

ESOP stock committed
to be released                           6                        215         221

Issuance of common stock                 8                                      8

Stock options                1       3,114                                  3,115
                          -------------------------------------------------------
Balance,
 July 31, 1997            $136     $60,756     ($2,931)       ($3,007)    $54,954
                          =======================================================

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Quarter ended July 31, 1997 compared with quarter ended July 31, 1996

     Net sales for the second fiscal quarter ended July 31, 1997 were $213.7 million as compared with $213.2 million for the same quarter last year, an increase of .2%. The increase in net sales was attributable to an 8.8% increase in sales volume offset by a 7.9% decrease in average selling prices. The increase in sales volume was primarily due to an increase in retail gallonage sold of 15.5 million gallons or 8.0% to 207.8 million gallons. The average gasoline volume per retail outlet increased by 9.5%. The Company incurred a gross loss before depreciation and amortization (excluding rental and other income) of $4.2 million for the quarter ended July 31, 1997 compared to a gross profit of $8.5 million in the comparable period last year. The decrease of $12.7 million was principally due to a decrease in retail margins which resulted from product cost increases during the quarter and lagging sales prices due to competitive market conditions. Product cost increases were attibuted to unscheduled refinery shutdowns coupled with increased demand.

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

     Rental income was $8.7 million for the three months ended July 31, 1997, an increase of 5.5% over rental income of $8.2 million for the comparable period last year. The increase was about equally due to rent escalations provided under existing lease agreements, lease renewals, and higher rentals as a result of improvements to the facilities.

     Other income was $.4 million for the three months ended July 31, 1997 as compared to less than $.1 million for the quarter ended July 31, 1996. The increase was primarily due to $.2 million of net fees received from Getty Realty Corp. under a services agreement and $.1 million of additional investment income.

     Selling, general and administrative expenses were $8.7 million for the three months ended July 31, 1997 as compared to $5.4 million for the quarter ended July 31, 1996. The increase was primarily due to $3.5 million of expense relating to stock options resulting from appreciation of the Company's stock price.

     Depreciation and amortization was $3.4 million for both of the three month periods ended July 31, 1997 and 1996.

Results of Operations - Six months ended July 31, 1997 compared with six months ended July 31, 1996

     Net sales for the six months ended July 31, 1997 were $430.6 million as compared with $408.5 million for the same period last year, an increase of 5.4%. The increase in net sales was attributable to a 6.2% increase in sales volume partially offset by a .8% decrease in average selling prices. The increase in sales volume was primarily due to a 20.9 million gallon (5.6%) increase in retail gallonage sold to 395.3 million gallons. The average gasoline volume per retail outlet increased by 6.5%. The Company incurred a gross loss before depreciation and amortization (excluding rental and other income) of $1.1 million for the six months ended July 31, 1997 compared to a gross profit of $2.8 million in the comparable period last year. The decrease of $3.9 million was principally due to a decrease in retail margins as compared with the comparable period last year.

     Rental income was $17.2 million for the six months ended July 31, 1997, an increase of 3.8% over rental income of $16.6 million for the comparable period last year. The increase was about equally due to rent escalations provided under existing lease agreements, lease renewals and higher rentals as a result of improvements to the facilities.

     Other income was $.8 million for the six months ended July 31, 1997 as compared to $.1 million for the six months ended July 31, 1996. The increase was primarily due to $.5 million of net fees received from Getty Realty Corp. under a services agreement and $.2 million of additional investment income.

     Selling, general and administrative expenses were $14.0 million for the six months ended July 31, 1997 as compared to $10.3 million for the six months ended July 31, 1996. The increase was primarily due to $4.0 million of expense relating to stock options resulting from appreciation of the Company's stock price.

     The Company recorded a charge for the six months ended July 31, 1997 of $.6 million related to certain "change of control" agreements related to the spin-off.

     Depreciation and amortization was $6.7 million for both of the six month periods ended July 31, 1997 and 1996.

Liquidity and Capital Resources

     As of July 31, 1997, working capital amounted to $2.6 million as compared to $1.1 million as of January 31, 1997. The increase was primarily due to working capital generated during the period from operations, partially offset by $6.8 million of capital expenditures.

    The Company's principal sources of liquidity are cash flows from operations, which amounted to $2.7 million during the six months ended July 31, 1997, and its unsecured lines of credit. Management believes that cash requirements for operations, including payments to Getty Realty Corp. under the Master Lease and capital expenditures, can be met by cash flows from operations, available cash and equivalents and credit lines. The Company has uncommitted lines of credit from three banks in the aggregate amount of $60 million, which may be utilized for working capital borrowings and letters of credit. Borrowings under such lines of credit are unsecured and bear interest at the applicable bank's prime rate or, at the Company's option, a rate tied to the banks' cost of funds or LIBOR plus 1.1%. Such lines of credit, which were unused as of July 31, 1997, are subject to renewal at the discretion of the banks.

     The Company's capital expenditures for the six months ended July 31, 1997 amounted to $6.8 million. The Company's capital expenditures include discretionary expenditures to improve the image of the service stations, to improve the terminal facilities and for replacement of service station equipment. Pursuant to agreements with Getty Realty Corp. entered into in connection with the spin-off, expenditures with respect to tank replacements required to meet 1998 federal environmental standards and certain environmental liabilities and obligations are the responsibility of, and will be paid by, Getty Realty Corp.

Termination of Uni-Marts Agreement

      The termination of the leases and supply contract with Uni-Marts, Inc. will occur on December 31, 1997. It is anticipated that a substantial number of the 109 properties currently leased to Uni-Marts will be leased, on an individual basis, to new operators. Those that are not leased will be operated by the Company until such time as new operators are in place. As a result of the termination of the supply contract pursuant to which the Company supplies an additional 190 Uni-Marts controlled locations, the Company's sales of petroleum products will be reduced by approximately 88 million gallons per annum, or about 8% of the Company's total annual volume, partially offset by anticipated increased volume at Getty controlled locations presently leased to Uni-Marts. Product sales to Uni-Marts have been on a lower margin, wholesale basis, and the loss of sales volume will be substantially offset by higher retail margin sales at these Getty-controlled locations, most of which locations will be leased to individual operators.

     The Company has options to purchase the Uni-Marts equipment at the Getty locations for fair market value. Uni-Marts has indicated that the equipments' value is currently estimated to be $6.8 million, but the Company believes that the value is substantially lower. The value of any equipment purchased from Uni-Marts or other sources will either be sold to, or included in the rental rates charged to, new operators.

      There will be certain start-up costs, most of which will be incurred during the fourth quarter of this fiscal year and the first quarter of next year. However, the Company does not believe that the loss of the Uni-Marts leases and supply contract will have a material adverse effect on the financial condition of the Company.

Election of New President

      Mr. Vincent J. DeLaurentis was elected President of the Company, effective August 4, 1997. Mr. DeLaurentis previously had been an executive of Sun Oil Company, Inc. Mr. Leo Liebowitz, who resigned as President, continues to be Chairman and Chief Executive Officer.

                         PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

          Designation of Exhibit
         in this Quarterly Report
             on Form 10-Q                      Description of Exhibit
             ------------                      ----------------------
[S]                                         [C]
                10.12                       Vincent J. DeLaurentis Employment
                                            Agreement dated as of July 10, 1997.

                27                          Financial Data Schedule

          (b)  Reports on Form 8-K:

               None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        GETTY PETROLEUM MARKETING INC.
                                 (Registrant)


Dated:  September 11, 1997            BY: /s/ Michael K. Hantman
                                         --------------------------
                                              (Signature)
                                           MICHAEL K. HANTMAN
                                           Vice President and
                                           Corporate Controller
                                           (Principal Financial and
                                           Accounting Officer)



Dated:  September 11, 1997            BY: /s/ Leo Liebowitz
                                         --------------------------
                                                (Signature)
                                          LEO LIEBOWITZ
                                          Chief Executive Officer