Form 10-Q
period 1997-10-31
GETTY PETROLEUM MARKETING INC /MD/
filed 1997-12-11
CIK 1025742

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended October 31, 1997       Commission file number 1-14990
                  ----------------                              -------

                        GETTY PETROLEUM MARKETING INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

           MARYLAND                                            11-3339235
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

125 Jericho Turnpike, Jericho, New York                       11753
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                               (516) 338 - 6000
             ----------------------------------------------------
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

Registrant has 13,668,835 shares of Common Stock, par value $.01 per share, outstanding as of October 31, 1997.

==============================================================================

                        GETTY PETROLEUM MARKETING INC.

                                    INDEX

Part I.  FINANCIAL INFORMATION                             Page Number
------------------------------                             -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of October 31, 1997 and
  January 31, 1997                                                 1

 Consolidated Statements of Operations for the three and
  nine months ended October 31, 1997 and 1996                      2

 Consolidated Statements of Cash Flows for the
  nine months ended October 31, 1997 and 1996                      3

 Notes to Consolidated Financial Statements                      4 - 5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  6 - 9

Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                          10

Signatures                                                         10

                GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

--------------------------------------------------------------------------------
                                                    October 31,      January 31,
--------------------------------------------------------------------------------
Assets:                                                1997               1997
--------------------------------------------------------------------------------
                                                    (unaudited)
Current assets:
    Cash and equivalents                               $9,908            $7,517
    Accounts receivable, net                           11,076            15,195
    Inventories                                        26,475            15,944
    Deferred income taxes                               3,011               967
    Prepaid expenses and other current assets           2,474             5,592
                                                     --------          --------
          Total current assets                         52,944            45,215

Property and equipment, at cost, less
  accumulated depreciation and amortization            88,265            88,049
Other assets                                            2,087             2,236
                                                     --------          --------
          Total assets                               $143,296          $135,500
                                                     ========          ========

--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
--------------------------------------------------------------------------------

Current liabilities:
    Accounts payable                                  $21,959           $24,659
    Accrued expenses                                   10,152             6,765
    Gasoline taxes payable                             15,357            12,691
    Income taxes payable                                  377                 -
                                                     --------          --------
          Total current liabilities                    47,845            44,115

Deferred income taxes                                  19,808            19,632
Other, principally deposits                            19,139            17,212

Stockholders' equity:
 Preferred stock, par value $.01 per share;
  authorized 10,000,000 shares for issuance
  in series (none of which is issued)                      -                  -
 Common stock, par value $.01 per share;
  authorized 30,000,000 shares; issued
  13,668,835 at October 31, 1997 and
  1,000 at January 31, 1997                               137                 -
 Paid-in capital                                       60,285            54,541
 Accumulated deficit                                   (1,072)                -
 Unearned ESOP stock (592,980 shares at
  October 31, 1997)                                    (2,846)                -
                                                     --------          --------
          Total stockholders' equity                   56,504            54,541
                                                     --------          --------
          Total liabilities and stockholders' equity $143,296          $135,500
                                                     ========          ========



                            See accompanying notes.

                                      -1-

                                    GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands except per share amounts)
                                                      (unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                       Three months ended October 31,    Nine months ended October 31,
------------------------------------------------------------------------------------------------------------------------
                                                            1997        1996                 1997            1996
------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $226,536    $208,674             $657,162       $617,168
Rental income                                                8,619       8,303               25,844         24,904
Other income                                                   405          46                1,228            153
                                                          --------    --------             --------       --------
                                                           235,560     217,023              684,234        642,225
                                                          --------    --------             --------       --------

Cost of sales (excluding depreciation and amortization)    223,232     214,204              654,940        619,930
Selling, general and administrative expenses                 4,217       5,110               18,255         15,403
Depreciation and amortization                                3,461       3,457               10,121         10,159
Interest expense                                               194          93                  603            352
Severance charge                                             1,435           -                1,435              -
Change of control charge                                         -           -                  637              -
                                                          --------    --------             --------       --------
                                                           232,539     222,864              685,991        645,844
                                                          --------    --------             --------       --------
Earnings (loss) before provision (credit)
  for income taxes                                           3,021      (5,841)              (1,757)        (3,619)
Provision (credit) for income taxes                          1,162      (2,462)                (685)        (1,527)
                                                          --------    --------             --------       --------

Net earnings (loss)                                         $1,859     ($3,379)             ($1,072)       ($2,092)
                                                          ========    ========             ========       ========

Net earnings (loss) per share                                $0.14      ($0.27)              ($0.08)        ($0.17)
                                                          ========    ========             ========       ========

Weighted average shares outstanding                         13,637      12,675               13,477         12,673
                                                          ========    ========             ========       ========




                                                See accompanying notes.

                                                          -2-


                GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                             Nine months ended
                                                                October 31,
                                                           ---------------------
                                                               1997      1996
                                                               ----      ----
Cash flows from operating activities:
Net loss                                                    ($1,072)    ($2,092)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation and amortization                              10,121      10,159
  Deferred income taxes                                      (1,868)        899
  Stock option charge                                         2,820           -
  Change of control charge                                      637           -
  ESOP charge                                                   407           -
  Gain on dispositions of equipment                             (52)        (95)
Changes in assets and liabilities:
  Accounts receivable                                         4,119      (1,365)
  Inventories                                               (10,531)       (358)
  Prepaid expenses and other current assets                   3,108         153
  Other assets                                                  116         385
  Accounts payable, accrued expenses and
    gasoline taxes payable                                    1,848       9,707
  Income taxes payable                                          377           -
  Other, principally deposits                                 1,927         622
                                                           --------     -------
      Net cash provided by operating activities              11,957      18,015
                                                           --------     -------

Cash flows from investing activities:
  Capital expenditures                                      (10,316)    (13,843)
  Proceeds from dispositions of equipment                        74         281
                                                           --------     -------
      Net cash used in investing activities                 (10,242)    (13,562)
                                                           --------     -------

Cash flows from financing activities:
  Stock options and common stock                                676           -
  Net cash transferred to Getty Realty Corp.                      -      (4,192)
                                                           --------     -------
      Net cash provided by (used in) financing activities       676      (4,192)
                                                           --------     -------

Net increase in cash and equivalents                          2,391         261
Cash and equivalents at beginning of period                   7,517         676
                                                           --------     -------

Cash and equivalents at end of period                        $9,908        $937
                                                           ========     =======

Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest                                                   $302        $352
    Income taxes, net                                           806           -



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

3.  Employee Stock Ownership Plan:

     In connection with the spin-off, the Company established a leveraged Employee Stock Ownership Plan (the "ESOP") that purchased newly issued shares of Common Stock equal to five percent of the then outstanding shares of the Company. The ESOP purchased such newly-issued shares from the Company using the proceeds of a loan made by the Company to the ESOP. The ESOP loan will be repaid over a five-year period, and the Company will contribute annually to the ESOP the funds required to repay such loan. The principal amount of the ESOP loan is equal to the number of shares purchased by the ESOP (671,298) multiplied by the purchase price per share ($4.80) or $3,222,000. It is expected that the repayment of the ESOP loan will result in projected allocations to participants' accounts of an aggregate of 134,260 shares of Common Stock per year, allocated in proportion to compensation. The Company expects that the Common Stock purchased by the ESOP will be allocated to covered employees over a five-year period which commenced on April 1, 1997. In connection therewith, the Company recognized a charge of $407,000 during the nine months ended October 31, 1997, which charge is included in selling, general and administrative expenses in the consolidated statement of operations.

4.  Stockholders' equity:

     A summary of the changes in stockholders' equity for the nine months ended October 31, 1997 is as follows (in thousands):

                          Common    Paid-in  Accumulated
                           Stock    Capital    Deficit       ESOP      Total
--------------------------------------------------------------------------------
Balance,
 January 31, 1997          $  -     $54,541     $     -     $     -    $54,541

Distribution of stock
 in spin-off                128       (128)                                  -

Net loss                                        (1,072)                 (1,072)

Issuance of stock to ESOP     7      3,215                  (3,222)          -

ESOP stock committed
 to be released                         31                     376         407

Issuance of common stock                 9                                    9

Stock options                 2      2,617                                2,619
                           ----------------------------------------------------
Balance, October 31, 1997  $137    $60,285     ($1,072)   ($2,846)      $56,504
                           ====================================================

5.  Severance charge:

     During the quarter ended October 31, 1997, the Company recorded a severance charge of $1,435,000 related to the resignation of the Company's Chief Operating Officer effective October 31, 1997. The Company will make payments of approximately $287,000 per year over the five-year term of the severance agreement. The agreement also includes a covenant not to compete and provides for consulting services.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Quarter ended October 31, 1997 compared with quarter ended October 31, 1996
 -----------------------------------

     Net sales for the third fiscal quarter ended October 31, 1997 were $226.5 million as compared with $208.7 million for the same quarter last year, an increase of 8.6%. The increase in net sales was attributable to a 4.6% increase in average selling prices and a 3.8% increase in sales volume. The increase in sales volume was primarily due to an increase in retail gallonage sold of 8.4 million gallons (4.3%) to 204.3 million gallons. The average gasoline volume per retail outlet increased by 5.5%. The Company had a gross profit before depreciation and amortization (excluding rental and other income) of $3.3 million for the quarter ended October 31, 1997 compared to a gross loss of $5.5 million in the comparable period last year. The improved gross profit of $8.8 million was principally due to higher profit margins which resulted from sales price increases during the quarter and higher sales volumes.

     The Company's financial results depend largely on retail marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. The cost of petroleum products purchased as well as the price of petroleum products sold have fluctuated widely in the past. As a result of the historical volatility of product margins and the fact that they are affected by numerous diverse factors, it is impossible to predict future margin levels. The Company believes that it has only been modestly affected by inflation since increased costs are passed along to its customers to the extent permitted by competition.

     Rental income was $8.6 million for the three months ended October 31, 1997, an increase of 3.8% over rental income of $8.3 million for the comparable period last year. The increase was due about equally to rent escalations provided under existing lease agreements, lease renewals, and higher rentals as a result of improvements to the facilities.

     Other income was $.4 million for the three months ended October 31, 1997 as compared to less than $.1 million for the quarter ended October 31, 1996. The increase was primarily due to $.2 million of net fees received from Getty Realty Corp. under a services agreement and $.1 million of additional investment income.

     Selling, general and administrative expenses were $4.2 million for the three months ended October 31, 1997 as compared to $5.1 million for the quarter ended October 31, 1996. The decrease was primarily due to the reversal of $1.2 million of stock option expense resulting from a decline in the Company's stock price during the current quarter.

     Depreciation and amortization was $3.5 million for both of the three month periods ended October 31, 1997 and 1996.

     The severance charge of $1.4 million during the quarter ended October 31, 1997 related to the resignation of the Company's Chief Operating Officer effective October 31, 1997. The Company will make payments of approximately $287 thousand per year over the five-year term of the severance agreement.

Results of Operations - Nine months ended October 31, 1997 compared with nine months ended October 31, 1996
 ---------------------------------------

     Net sales for the nine months ended October 31, 1997 were $657.2 million as compared with $617.2 million for the same period last year, an increase of 6.5%. The increase in net sales was attributable to a 5.4% increase in sales volume and a 1.0% increase in average selling prices. The increase in sales volume was primarily due to a 29.3 million gallon (5.1%) increase in retail gallonage sold to 599.7 million gallons. The average gasoline volume per retail outlet increased by 6.5%. The Company had a gross profit before depreciation and amortization (excluding rental and other income) of $2.2 million for the nine months ended October 31, 1997 compared to a gross loss of $2.8 million in the comparable period last year. The improvement of $5.0 million was principally due to higher profit margins and increased sales volumes as compared with the comparable period last year.

     Rental income was $25.8 million for the nine months ended October 31, 1997, an increase of 3.8% over rental income of $24.9 million for the comparable period last year. The increase was due about equally to rent escalations provided under existing lease agreements, lease renewals and higher rentals as a result of improvements to the facilities.

     Other income was $1.2 million for the nine months ended October 31, 1997 as compared to $.2 million for the nine months ended October 31, 1996. The increase was primarily due to $.7 million of net fees received from Getty Realty Corp. under a services agreement and $.3 million of additional investment income.

     Selling, general and administrative expenses were $18.3 million for the nine months ended October 31, 1997 as compared to $15.4 million for the nine months ended October 31, 1996. The increase was primarily due to $2.8 million of stock option expense resulting from appreciation of the Company's stock price during the current nine month period.

     The change of control charge for the nine months ended October 31, 1997 of $.6 million related to certain "change of control" agreements in connection with the spin-off.

     Depreciation and amortization of approximately $10.1 million was comparable for both of the nine month periods ended October 31, 1997 and 1996.

     The Company recorded a severance charge of $1.4 million during the quarter ended October 31, 1997 as previously discussed.



                                      -7-
Liquidity and Capital Resources
--------------------------------

     As of October 31, 1997, working capital amounted to $5.1 million as compared to $1.1 million as of January 31, 1997. The increase was primarily due to working capital generated during the period from operations, partially offset by $10.3 million of capital expenditures.

     The Company's principal sources of liquidity are cash flows from operations, which amounted to $12.0 million during the nine months ended October 31, 1997, and its unsecured lines of credit. Management believes that cash requirements for operations, including payments to Getty Realty Corp. under the Master Lease and capital expenditures, can be met by cash flows from operations, available cash and equivalents and credit lines. The Company has uncommitted lines of credit from three banks in the aggregate amount of $60 million, which may be utilized for working capital borrowings and letters of credit. Borrowings under such lines of credit are unsecured and bear interest at the applicable bank's prime rate or, at the Company's option, a rate tied to the banks' cost of funds or LIBOR plus 1.1%. Such lines of credit were unused as of October 31, 1997.

     The Company's capital expenditures for the nine months ended October 31, 1997 amounted to $10.3 million. The Company's capital expenditures include discretionary expenditures to improve the image of the service stations, to improve the terminal facilities and for replacement of service station equipment. Pursuant to agreements with Getty Realty Corp. entered into in connection with the spin-off, expenditures with respect to tank replacements required to meet the December 22, 1998 federal environmental standards and certain environmental liabilities and obligations are the responsibility of, and will be paid by, Getty Realty Corp.

Termination of Uni-Marts Agreements
-----------------------------------

     The termination of the leases and supply contract with Uni-Marts, Inc. will occur on or about December 31, 1997. It is anticipated that a substantial number of the 109 properties currently leased to Uni-Marts will be leased, on an individual basis, to new operators. Except for approximately 5 locations which will be operated by the Company, those locations that are not leased will be temporarily operated by the Company until such time as new operators are in place. Approximately 10 locations may be closed and efforts will be made to dispose of them.

     As a result of the termination of the supply contract pursuant to which the Company supplies an additional 190 Uni-Marts controlled locations, the Company's sales of petroleum products will be reduced by approximately 88 million gallons per annum, or about 8% of the Company's total annual volume. Product sales to Uni-Marts have been on a lower margin, wholesale basis, and the loss of sales volume will be substantially offset by higher retail margin sales at the Getty-controlled locations.

     The Company has agreed to purchase the Uni-Marts equipment at the Getty locations for fair market value of approximately $4 million. Most of the equipment purchased from Uni-Marts will either be sold to, or included in the rental rates charged to, new operators.

     The Company does not believe that the loss of the Uni-Marts leases and supply contract will have a material adverse effect on the financial condition of the Company.

                          PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

           Designation of Exhibit
          in this Quarterly Report
                on Form 10-Q                   Description of Exhibit
          ------------------------    ---------------------------------------
                10.13                 General Release and Severance Agreement
                                      between Alvin A. Smith and Getty
                                      Petroleum Marketing Inc.

                27                    Financial Data Schedule

          (b)  Reports on Form 8-K:

                 None

                                  SIGNATURES
                                  -----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        GETTY PETROLEUM MARKETING INC.
                       ---------------------------------
                                 (Registrant)


Dated:  December 11, 1997          BY:  /s/ Michael K. Hantman
                                          ---------------------------
                                                (Signature)
                                          MICHAEL K. HANTMAN
                                           Vice President and
                                           Corporate Controller
                                           (Principal Financial and
                                           Accounting Officer)



Dated:  December 11, 1997            BY:  /s/ Leo Liebowitz
                                          ---------------------------
                                              (Signature)
                                          LEO LIEBOWITZ
                                           Chairman and Chief Executive Officer



                                      -10-
<PAGE.