Form 10-K
period 1998-01-31
GETTY PETROLEUM MARKETING INC /MD/
filed 1998-04-30
CIK 1025742

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended January 31, 1998
                          ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number 1-14990
                                                -------

                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                              11-3339235
-------------------------------               ------------------
(State or other jurisdiction of               (I.R.S. employer
incorporation or organization)                identification no.)

125 Jericho Turnpike, Jericho, New York           11753
---------------------------------------           -----
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  516-338-6000
                                                     ------------

Securities registered pursuant to Section 12 (b) of the Act:
                                          Name of each exchange on
     Title of each class                       which registered
     -------------------                       ----------------
Common stock, $.01 par value              New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                      ----
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates (8,500,617 shares) of the Company was $54,191,433 as of April 22, 1998.


The registrant had outstanding 13,908,937 shares of common stock as of April 22, 1998.



                       DOCUMENTS INCORPORATED BY REFERENCE
                  Document                                    Part of Form 10-K
                  --------                                    -----------------
Annual Report to Stockholders for the fiscal year
ended January 31, 1998 (the "Annual Report")(pages 9 through 28).      II

Definitive Proxy Statement for the 1998 Annual Meeting
of Stockholders (the "Proxy Statement") which will be
filed by the registrant on or prior to 120 days following
the end of the registrant's fiscal year ended January 31, 1998
pursuant to Regulation 14A                                             III
================================================================================

                                     PART 1

Item 1.  Business

Getty Petroleum Marketing Inc. (the "Company") was incorporated in Maryland on October 1, 1996, to be the successor to the petroleum marketing and New York Mid-Hudson Valley heating oil businesses of Getty Petroleum Corp. (now known as Getty Realty Corp.). On January 31, 1997, Getty Realty Corp. transferred such businesses to the Company, and on March 21, 1997 completed the spin-off of the Company by distributing the stock of the Company to Getty Realty Corp. stockholders on a one-for-one basis (the "spin-off"). The Company's principal executive offices are located at 125 Jericho Turnpike, Jericho, New York 11753.

General

The Company, together with its subsidiaries, is one of the nation's largest independent marketers of petroleum products. The Company serves retail and wholesale customers through a distribution and marketing network of 1,317 Getty(R) and other branded retail outlets (also referred to as "service stations") located in 12 Northeastern and Middle-Atlantic states, certain of which also have convenience food stores. The Company stores and distributes petroleum products from 10 distribution terminals and bulk plants. The Company purchases gasoline, fuel oil and related petroleum products from a number of Northeast and Middle-Atlantic suppliers. These products are delivered by cargo ship, barge, pipeline and truck to the Company's distribution terminals and bulk plants located in the Company's marketing region. Through its proprietary truck transportation fleet and its distribution network, the Company sells and distributes such products throughout its 12 state marketing region. Of the 1,317 retail outlets supplied by the Company at January 31, 1998, approximately 77% are held by the Company under long-term leases or subleases with Getty Realty Corp. ("Realty"). The remaining retail outlets purchase petroleum products from the Company under contract as licensed Getty dealers or from licensed Getty distributors who purchase Getty products from the Company. The Company also sells, on a wholesale basis, gasoline, fuel oil, diesel fuel and kerosene from distribution terminals and bulk plants in truckload and barge quantities and sells fuel oil, kerosene, propane and oil burner and related services to residential, commercial and governmental customers in New York's Mid-Hudson Valley.

The Company and its predecessors have been in the petroleum marketing business for over 40 years. Mr. Leo Liebowitz, Chairman, Chief Executive Officer and a director of the Company, and Mr. Milton Safenowitz, a director of the Company and a former executive vice president of the Company's predecessors, entered the petroleum marketing business in 1955 with one service station and have pursued a strategy of expanding the business principally through acquisitions. Prior to 1985, the Company's predecessors had expanded into five states under various brand names, principally Power Test. On February 1, 1985, the Company's predecessors acquired the marketing and distribution assets of Getty Oil Company in the Northeastern and Mid-Atlantic states from a subsidiary of Texaco Inc. The Getty acquisition included the Getty trademark and trade name and added service stations, distribution terminals and a wholesale heating oil and middle distillate marketing network in six states.

During the period from 1985 to 1991, the Company's predecessors continued to expand by acquiring numerous small regional distributors, service stations and convenience food stores. In addition to adding locations through fee ownership and leasing, the Company's predecessors continued to implement its program of adding non-petroleum products and revenue enhancing services at retail outlets in its marketing network, particularly convenience food stores, automotive repairs and car washes. Commencing in 1992, the Company's predecessors implemented a comprehensive program of evaluating retail outlets to determine the long-term viability of certain locations as gasoline stations. Over the next five years, this process resulted in the divestment of non-strategic and uneconomic retail outlets. Pursuant to the terms of a master lease ("Master Lease") between Realty and the Company, which was executed as part of the spin-off, except for certain locations presently leased to third parties for non-Getty brand uses, the Company has leased from Realty those retail outlets which were owned by Realty and certain of its subsidiaries at the time of the spin-off and subleased from Realty those retail outlets which were leased by Realty and certain of its subsidiaries at the time of the spin-off. In addition, the Company has a royalty free license to use the Getty(R) trademark in its marketing territory.

Operating Strategy

The Company's operating strategy is to market motor fuels through service stations operated by independent Getty-licensed dealers, many of whom sublease such service stations and convenience stores from the Company. The Company's dealers either buy their petroleum products from the Company or from licensed Getty distributors who purchase Getty products from the Company, or sell the Company's petroleum products and receive a commission. The Company views each of its retail outlets as a "profit center" and believes that independent operators, with greater financial incentive than salaried employees, generally operate retail outlets more economically. Moreover, the leasing and subleasing of retail outlets to independent operators has provided the Company with a steady and increasing source of rental income and has enabled the Company to reduce its direct operating costs.

The Company directly operated 11 retail outlets at January 31, 1998 utilizing salaried employees. While the Company seeks to sublease retail outlets to independent operators, it historically retains a small number of such Company operated outlets. These outlets permit management to keep abreast of changes in retail marketing, to assist in providing practical guidance to independent dealers and to test new products and concepts.

Certain of the outlets have convenience food stores, automotive repair centers and car washes. The Company receives higher rentals from such properties as a result of such additional uses.

The Company intends to expand its retail operations by leasing or purchasing new sites and by entering into supply agreements with third parties. Under the Master Lease and other agreements, Realty has no obligation to procure and lease new properties to the Company.

Distribution

The Company's retail outlets sell gasoline, diesel fuel and other related petroleum products (such as motor oil and lubricants) under the brand name "Getty" or, to a limited extent, under other brand names, in the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, and Virginia.

As of January 31, 1998, the Company had 1,317 Getty and other branded retail outlets as follows:

(I) 11 Company operated retail outlets which are operated by salaried employees;

(ii) 132 sublessee dealer operated retail outlets (dealers who sublease retail outlets and purchase their petroleum products from the Company);

(iii) 778 commission sublessee dealer operated retail outlets (dealers who sublease retail outlets and receive a commission for sale of the Company's petroleum products);

(iv) 93 retail outlets operated by management contractors (dealers who operate the Company's retail outlets pursuant to a management contract);

(v) 97 contract dealer retail outlets (dealers who purchase their petroleum products from the Company or sell the Company's petroleum products on a commission basis but do not sublease retail outlets from the Company); and

(vi) 29 distributors who purchase their petroleum products from the Company, which distributors in turn supply the petroleum product requirements of 206 retail outlets.


The table below summarizes the aggregate additions and deletions to the number of retail outlets during each of the three fiscal years ended January 31, 1998:


                       Retail Outlets                             Retail Outlets
                        at Beginning                                 at End
    Fiscal Year          of Period      Additions    Deletions      of Period
    -----------          ---------      ---------    ---------      ---------

1998 ....................   1,560            -         243(a)         1,317
1997 ....................   1,625            7          72            1,560
1996 ....................   1,751            7         133            1,625


----------

    (a) Primarily related to non-renewal of supply contract with Uni-Marts, Inc.

The Company generally extends three-year lease terms to its dealers, except for new dealers, who generally receive a one-year trial lease. Such leases generally provide for fixed rentals at competitive rates. In addition, most leases provide for an additional rental if the dealer fails to sell certain minimum quantities of gasoline during a month. The lessee of a retail outlet is generally responsible for payment of utilities and for all maintenance and repairs, except for structural and marketing equipment repairs and capital improvements, which are performed by the Company.

The Company distributes its petroleum products from 10 distribution terminals and bulk plants, which are leased from Realty pursuant to the terms of the Master Lease. These distribution terminals and bulk plants are located in New York, New Jersey, Rhode Island, Pennsylvania, and Connecticut, and have an aggregate storage capacity of approximately 57 million gallons. The terminals located in East Providence, Rhode Island and Rensselaer, New York are deep-water terminals, capable of handling large vessels. In addition, the Company utilizes additional terminals pursuant to thruput and storage agreements with unrelated parties. A substantial portion of the petroleum products are transported to retail outlets by the Company's truck transportation fleet subsidiary, whose drivers are compensated in part on an incentive-based system.

On December 31, 1997, the Company terminated its leases and supply contract with Uni-Marts, Inc. ("Uni-Marts"). Of the 111 properties previously leased to Uni-Marts, 82 have been leased to new operators, 10 properties are being operated by the Company, certain of which will be leased when new operators are in place, and 19 locations have been temporarily closed as of January 31, 1998. As a result of the termination of the supply contract pursuant to which the Company previously supplied an additional 190 Uni-Marts controlled locations, the Company's sales of petroleum products will be reduced by approximately 88 million gallons per annum, or about 8% of the Company's total annual volume from fiscal 1998. Product sales to Uni-Marts had been on a lower margin, wholesale basis, and the loss of sales volume is expected to be offset by higher retail margin sales at the Getty-controlled locations. The Company purchased the Uni-Marts equipment at the Getty-controlled locations for fair value market of approximately $3.9 million. Most of the equipment purchased from Uni-Marts has been sold to, or included in the rental rates charged to, new operators. The Company does not believe that the non-renewal of the Uni-Marts leases and supply contract will have a material adverse effect of the financial condition of the Company. On January 30, 1998, the Company purchased, for investment purposes, 487,000 shares or approximately 7.3% of Uni-Marts Common Stock for $1,461,000, all of which was funded by available cash.

The Company also sells, through its KOSCO subsidiary, heating oil, propane (LPG) and related services directly to approximately 26,500 retail and commercial customers in the New York Mid-Hudson Valley. In addition, the Company is a wholesale supplier of #2 heating oil in the Northeast, supplying heating oil to dealers who deliver to residences and commercial accounts. Diesel fuel and kerosene are marketed both to distributors of such products and directly by the Company to retail outlets and consumers.

Product Supply

The Company has agreements with a number of Northeast and Middle-Atlantic suppliers for the purchase of refined petroleum products. These agreements typically have one-year terms, and prices under the agreements are generally based on formulas which are tied to the New York Harbor price for the petroleum product being purchased. The Company has no crude oil reserves or refining capacity.

Historically, petroleum prices have been subject to extreme volatility and there have been periodic shortages followed by periods of oversupply. No assurance can be given that petroleum prices will not fluctuate greatly or that petroleum products will continue to be available from multiple sources or available in times of shortage. Furthermore, a large, rapid increase in petroleum prices could adversely affect the Company's margins and/or profitability if the Company's sales prices could not be increased or automobile consumption of gasoline were to significantly decline as a result of such price increases. Management believes, however, that, based upon its experience during times of shortage, the Company will continue to have the ability to acquire petroleum products on competitive terms due in part to the large volume of its purchases and the storage capacity at its distribution terminals.

Marketing

In order to provide efficient service to retail dealers and other customers, the Company is divided into four marketing regions. The Company's regional marketing personnel provide significant guidance, counseling and assistance to the Company's dealers, including advice on retail operations. The marketing personnel also supervise the Company operated retail outlets.

The Company provides advertising and promotional support to its retail outlets. Both radio and newspaper media are utilized, and promotional programs are implemented on an ongoing basis.

The Company has a co-branded Getty MasterCard, and its retail outlets generally accept Visa, MasterCard, Discover, Diners Club and American Express credit cards and "NYCE" and "MAC" debit cards. In addition, the Company has a Getty fleet fueling card and its retail outlets generally accept certain other fleet fueling cards which have tracking programs that provide cost control data to fleet customers.

Competition

The Company believes that, based on the number of locations served, it is currently one of the largest independent marketers of petroleum products in the United States. Petroleum marketing is highly competitive, and the Company competes with a substantial number of integrated oil companies and other companies who may have greater assets, financial resources and sales. Accordingly, the Company's earnings may be adversely affected by the marketing policies of such companies, which may have greater flexibility to withstand price changes than the Company. The

Company competes for new dealers and distributors primarily on the basis of Getty brand acceptance, location, supply, price and marketing support. The retail outlets in the Company's marketing network compete primarily on the basis of Getty brand acceptance, location, customer service, appearance of the retail outlet and price.

Regulation

The petroleum products industry is subject to numerous federal, state and local laws and regulations. Although compliance with those laws and regulations may have a significant impact on results of operations or liquidity for any single period, the Company believes that the costs related to such compliance, except for the environmental matters discussed below, have not had and are not expected to have a material adverse effect on the competitive or financial position of the Company.

The Company is not a refiner and, therefore, is not subject to the Petroleum Marketing Practices Act ("PMPA"), a federal law, with respect to its Getty branded stations. However, pursuant to the Company's agreements with certain of its Getty dealers and distributors, the Company has voluntarily extended to them coverage under PMPA. Under PMPA, the Company complies with certain notice requirements (generally 90 days) and extends nondiscriminatory contracts to certain of its Getty licensed dealers and distributors, whose franchises cannot be terminated or not renewed unless certain PMPA imposed prerequisites are met as provided in the Company's agreements. Although a licensed dealer or distributor who is covered by PMPA is not required to renew his or her franchise, because the Company has agreed to comply with PMPA with respect to such dealers or distributors, the Company is required to renew the franchises of such dealers and distributors who elect to renew. However, franchisees may be terminated or not renewed for violating certain provisions of the Company's agreements as permitted under PMPA. The PMPA permitted grounds for termination or non-renewal include, among other things, non-payment of rent, misuse of trademark, bankruptcy, criminal misconduct, condemnation and expiration of an underlying lease. Also, the Company may elect to non-renew with a franchisee upon a determination made in good faith that the franchise relationship is uneconomical to the Company. In such latter instance, the Company must, in accordance with PMPA, offer to the franchisee the right to purchase the Company's leasehold interest in the property at a bona fide price. Under the terms of the Master Lease with Realty, the Company would be required to offer to assign its leasehold interest in the property (including all renewal options) to the franchisee who is covered by PMPA.

In addition, the Company's operations are governed by numerous federal, state and local environmental laws and regulations. Among these laws are (i) requirements to dispense reformulated gasoline in accordance with the Clean Air Act, (ii) restrictions imposed on the amount of hydrocarbon vapors which may enter the air at the Company's terminals and service stations, (iii) OSHA and other laws regulating terminal employee exposure to benzene and other hazardous materials, (iv) requirements to report to governmental authorities discharges of petroleum products into the environment and, under certain circumstances, to remediate the soil and/or groundwater contamination pursuant to governmental order and directive, (v) requirements to remove and replace underground storage tanks which have exceeded governmental-mandated age limitations and (vi) the requirement to provide a certificate of financial responsibility with respect to claims relating to underground storage tank failures.

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

Realty has agreed to pay all costs relating to, and to indemnify the Company for, all scheduled known pre-distribution environmental liabilities and obligations, all scheduled future upgrades necessary to cause USTs to conform to the 1998 federal standards (the "1998 Standards"), and all environmental liabilities and obligations arising out of discharges with respect to properties containing USTs that have not been upgraded to meet the 1998 Standards that are discovered prior to the date such USTs are upgraded to meet the 1998 Standards (collectively, the "Realty Environmental Liabilities"). The Company has not reflected a liability for the Realty Environmental Liabilities in its consolidated balance sheet since Realty remains the primary obligor for such liabilities. In the unlikely event that Realty fails to remediate a contaminated property and the Company is held jointly and severally responsible for the remediation costs, Realty is obligated to indemnify the Company, and any remediation costs paid by the Company will be offset against the Company's rental obligations to Realty under the Master Lease. Because of such rental offset, it is remote that the Company would incur any incremental costs in connection with any such remediation.

The Company will be responsible for, and will indemnify Realty with respect to, all environmental obligations and liabilities other than the Realty Environmental Liabilities. As of January 31, 1998, the Company had accrued $442,000 as management's best estimate for environmental remediation costs and $227,000 as management's best estimate for recoveries from state UST remediation funds relating to such environmental obligations and liabilities. In view of the uncertainties associated with environmental expenditures, however, the Company believes it is possible that such expenditures could be substantially higher. Any additional amounts will be reflected in the Company's financial statements as they become known. Although future environmental expenditures may have a significant impact on results of operations for any single fiscal year or interim period, the Company believes that such costs will not have a material adverse effect on the Company's financial position.

The Company believes that it is in substantial compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters. Although the Company is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its competitive position.

Personnel

As of January 31, 1998, the Company had 624 employees, of which 226 employees, consisting of truck drivers and service technicians, are represented by Amalgamated Local Union 355. The Company considers its relationships with its employees and the union to be satisfactory.

Special Factors Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K or others made hereafter (including orally) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: volatility of petroleum marketing margins; maturity of the petroleum marketing industry; the impact of energy efficiency and technology on demand for petroleum products; competition; the effects of regulation; potential conflicts with Realty; and the lack of prior operating history of the Company as an independent company or of a market for its common stock.

Item 2.  Properties

Effective February 1, 1997, the Company and Realty entered into a Master Lease under which service station and convenience store properties and terminal facilities (the "Properties") are leased or subleased by Realty as the Lessor to the Company as the Lessee. The Properties will be used for gasoline sales, convenience stores, and other complementary lawful uses in conjunction with the sale of petroleum products or convenience store items, except when the provisions of any underlying lease are more restrictive. The Company may sublet any property, provided that the Company remains fully responsible for a sublessee's performance and, except in cases of economic abandonment (as described below), a sublease for uses other than those described above will require Realty's consent. Except for certain environmental and UST obligations described below, the Master Lease is a "triple-net" lease, with the Company assuming responsibility for the cost of all taxes, maintenance, repairs, insurance and other operating expenses.

Rent for each of the Properties was set using the then fair market value of each such Property, assuming the USTs have been upgraded to meet the 1998 Standards and such Properties are free of known environmental contamination, since Realty is responsible for all such costs. Rent for each Property will increase at the end of each five-year period by the net increase in the Consumer Price Index for all items in the Northeast Region for such five-year period, such increase not to exceed fifteen percent (15%). Rents for all Properties are payable in advance on the first day of the month. The initial term of the Master Lease is (i) fifteen years with respect to Properties owned in fee by Realty and leased to the Company (termination date of January 31, 2012 excluding renewals) and (ii) the length of time remaining under underlying lease terms (which ranges from one to fifteen years under the Master Lease) with respect to other Properties leased by Realty from other third parties and subleased to the Company. The Master Lease terms for each category of Properties described above also include four ten-year renewal options (or, with respect to category (ii), such shorter period as the underlying lease may provide), which may be exercised by the Company with two years advance notice on an individual property basis for all Properties then subject to the Master Lease. For the subleased Properties, Realty has agreed to use reasonable efforts to extend the underlying lease terms upon conditions acceptable to the Company. In the event that the Company desires not to renew the sublease upon terms (including any underlying lease term extensions negotiated by Realty) available to it, Realty may extend or renew the lease and sublease the property to a third party after the end of the Company's term. The Bylaws of the Company contain a provision requiring that the renewal of leases under the Master Lease, including the exercise of any renewal options, must be approved by a majority of Directors, including, for so long as Outside Directors (as defined in Item 10 below) are required to constitute a majority of the Board of Directors, a majority of such Outside Directors. See Item 10. Directors and Executive Officers of the Registrant.

The Master Lease provides that if during the lease term, the Company determines that any of the leased premises have become uneconomic or unsuitable for their use as a service station or convenience store and has discontinued use of the Property or intends to discontinue use of the Property as a service station or convenience store within one year of the date of said determination, the Company has the right to sublet the Property for any lawful use without Realty's consent and, prior to the commencement of any such sublease term, the Company shall remove any USTs on the Property and thereafter perform all requisite environmental investigations and/or remediations. The Company has the right of economic abandonment with respect to no more than ten Properties during any fiscal year of the lease term. The Company has no right of economic abandonment for the terminal premises and the premises subject to third party leases.

Realty may terminate the Company's right to possession of the Properties upon the occurrence of an event of default, including a failure of the Company to pay rent due under the Master Lease in a timely manner or to comply with its covenants under the Reorganization and Distribution Agreement (the "Distribution Agreement") between the Company and Realty pursuant to which the spin-off was effected.

The Master Lease provides that the Company may make any alterations consistent with the use of the Properties as gasoline stations/convenience stores. Any other alterations require Realty's consent, which will not be unreasonably withheld.

Pursuant to the Master Lease, Realty will be responsible and pay for, and indemnify the Company against, all pre-closing liabilities, including environmental remediation and other matters specifically identified on the relevant Master Lease schedule. Realty has also agreed to undertake to have all USTs in compliance with federal underground storage tank regulations not later than December 22, 1998. Since rental rates under the Master Lease assume that the Properties comply with the 1998 Standards, in the event that Realty fails to make the expenditures required for underground storage tank and environmental compliance, the Company will have the right to offset the costs of compliance against its rental obligations under the Master Lease.

The Company has agreed, pursuant to the Master Lease, to indemnify Realty against, and be responsible for, all post-closing liabilities, except all scheduled pre-closing environmental liabilities and obligations, all scheduled future upgrades to nonupgraded USTs, and all environmental liabilities and obligations arising out of discharges with respect to Properties containing nonupgraded USTs that are discovered prior to the date such USTs are upgraded to meet the 1998 Standards.

Item 3.  Legal Proceedings

(a) Information in response to this item is incorporated herein by reference from Note 7 of the Notes to Consolidated Financial Statements set forth on page 22 of the Annual Report.

In 1991, the State of New York brought an action in the New York Supreme Court in Albany County against Kingston Oil Supply Corp. ("KOSCO"), the Company's subsidiary, seeking reimbursement in the amount of $189,000 for cleanup costs incurred at a service station. The State is also seeking penalties of $200,000 and interest. There has been no activity in this proceeding in the past several years.

The only other legal proceedings pending against the Company are certain personal injury and property damage proceedings pending against the Company's trucking subsidiary and against KOSCO. These proceedings are not expected, individually or in the aggregate, to have a material adverse effect on the Company's financial position or results of operations. Moreover, pursuant to the Distribution Agreement, Realty has agreed to defend all claims or proceedings that existed prior to the spin-off and indemnify the Company and its subsidiaries with respect thereto. Pursuant to the Distribution Agreement, Realty will retain liability for current proceedings relating to the pre-spin-off operation of the business of the Company including the aforementioned trucking subsidiary and KOSCO. In the event any plaintiff in such a proceeding should seek to add the Company as a defendant, the Company believes that Realty will, pursuant to the Distribution Agreement, indemnify and defend the Company in such proceeding.

Realty is, in fact, defending and incurring the cost of defense of all proceedings against the Company and its subsidiaries involving matters which occurred prior to the date of the spin-off.

On April 1, 1998, the State of New York asserted against KOSCO a claim for $185,000, representing environmental cleanup costs allegedly incurred by the State Spill Fund commencing in 1991. The claim is covered by Realty's indemnification obligation.

Several claims have been asserted against the Company and its subsidiaries for personal injuries incurred after the spin-off, for which Realty has no indemnification obligation. These claims, for which there is insurance coverage, are not expected, individually or in the aggregate, to have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended January 31, 1998.

Executive Officers of Registrant

The following table lists the executive officers of the Company as of January 31, 1998, their respective ages, the offices and positions held with the Company and the year in which each was elected an officer.
                                                                        Officer
         Name              Age          Position                         Since
         ----              ---          --------                         -----

Leo Liebowitz               70   Chairman and Chief Executive Officer      1997
Vincent J. DeLaurentis      47   President                                 1997
Michael K. Hantman          46   Vice President and Corporate Controller   1997
Samuel M. Jones             61   Vice President, Corporate Secretary
                                  and General Counsel                      1997

Mr. Liebowitz has been Chairman and Chief Executive Officer and a director of the Company since March 21, 1997, the date of the spin-off from Realty. He is also the President and Chief Executive Officer and a director of Realty, which positions he has held since 1971. He is also a director of the Regional Banking Advisory Board of Chase Banking Corp.

Mr. DeLaurentis joined the Company as President in August 1997. Prior thereto, Mr. DeLaurentis had been President of Interactive Marketing Ventures, a Safeguard Scientifics partnership company. Until 1996, he was the Vice President and General Manager of Sunoco's Northeast Marketing Region for Sun Company, Inc. During his eight years, he served in various management roles including Vice President of Marketing, A plus Franchise Manager and Division Manager. His prior experience was with Atlantic Refining and Marketing and ARCO.

Mr. Hantman has been Vice President and Corporate Controller of the Company since March 21, 1997, the date of the spin-off from Realty. Prior thereto, he was Vice President and Corporate Controller of Realty. He joined Realty in 1985 as Corporate Controller. Prior to joining Realty, he was a Principal of Arthur Young & Company, an international accounting firm.

Mr. Jones has been Vice President, Corporate Secretary and General Counsel of the Company since March 21, 1997, the date of the spin-off from Realty. Prior thereto, he was Vice President, Corporate Secretary and General Counsel of Realty. He joined Realty in 1986 as Vice President and General Counsel and assumed the additional position of corporate secretary in 1994. Prior to joining Realty, he was a Senior Attorney with Texaco Inc.

Management is not aware of any family relationships among any of the foregoing executive officers.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Information in response to this item is incorporated herein by reference from material under the heading "Common Stock" on page 28 of the Annual Report.

Item 6.  Selected Financial Data

Information in response to this item is incorporated herein by reference from material under the heading "Selected Financial Data" on page 13 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information in response to this item is incorporated herein by reference from material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 13 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data

Information in response to this item is incorporated herein by reference from the information set forth on pages 14 through 27 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to directors in response to this item is incorporated herein by reference from material under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2 and 4, and page 18, respectively, of the Proxy Statement.

Information regarding executive officers is included in Part I hereof.

Item 11.  Executive Compensation

Information in response to this item is incorporated herein by reference from material under the headings "Directors' Meetings, Committees and Executive Officers" and "Compensation" through, and including the material under the heading, "Compensation Committee Interlocks and Insider Participation" on pages 5 through 9 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information in response to this item is incorporated herein by reference from material under the heading "Beneficial Ownership of Common Stock" on page 3 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

Information in response to this item is incorporated by reference from material under the heading "Certain Transactions" on page 12 of the Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Financial Statements
        --------------------

The financial statements listed in the Index to Financial Statements and Financial Statement Schedules on page 16 are filed as part of this annual report.

2.  Financial statement schedule
    ----------------------------

The financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules on page 16 is filed as part of this annual report.

3.   Exhibits
     --------

The exhibits listed in the Exhibit Index on pages 19 and 20 are filed as part of this annual report.

4.  Reports on Form 8-K
    -------------------

None.

                         GETTY PETROLEUM MARKETING INC.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                  COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
                                Items 14(a) 1 &2



                                                           Reference
                                                           ---------
                                                   Form 10-K        1998 Annual
                                                    (pages)       Report (pages)
                                                    -------       --------------
Data incorporated by reference from attached
 1998 Annual Report to Stockholders of Getty
 Petroleum Marketing Inc.:

 Report of Independent Accountants                                       27

 Consolidated Statements of Operations for the
  years ended January 31, 1998, 1997 and 1996                            14

 Consolidated Balance Sheets as of January 31,
  1998 and 1997                                                          15

 Consolidated Statements of Cash Flows for the
  years ended January 31, 1998, 1997 and 1996                            16

 Notes to Consolidated Financial Statements                            17 - 26

Report of Independent Accountants -
  Supplemental Schedule                              17

Schedule II - Valuation and Qualifying Accounts
 and Reserves for the years ended
 January 31, 1998, 1997 and 1996                     18

All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

The financial statements listed in the above index which are included in the 1998 Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Part II, Items 5, 6, 7 and 8, the 1998 Annual Report to Stockholders is not deemed filed as part of this report.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and Stockholders of Getty Petroleum Marketing Inc.

Our report on the consolidated financial statements of Getty Petroleum Marketing Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 27 of the 1998 Annual Report to Stockholders of Getty Petroleum Marketing Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 16 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Coopers & Lybrand L.L.P.
New York, New York
March 12, 1998




                                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                           SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               for the years ended January 31, 1998, 1997 and 1996
                                                  (in thousands)


                                                   Balance at                                    Balance at
                                                   beginning                                       end of
                                                   of period      Additions    Deductions          period
                                                   ---------      ---------    ----------          ------
1998:
    Allowance for doubtful accounts*.........      $   1,185       $    466    $      443        $    1,208
                                                   =========       ========    ==========        ==========
1997:
    Allowance for doubtful accounts*.........      $   1,225       $    417    $      457        $    1,185
                                                   =========       ========    ==========        ==========
1996:
    Allowance for doubtful accounts*.........      $   1,336       $    493    $      604        $    1,225
                                                   =========       ========    ==========        ==========

----------
* Relates to accounts receivable.

                                                  EXHIBIT INDEX

                                          GETTY PETROLEUM MARKETING INC.

                                            Annual Report on Form 10-K
                                    for the fiscal year ended January 31, 1998

Exhibit
   No               Description
 3.2       Articles of Amendment and                  Filed as Exhibit 3.2 to Registrant's Registration  Statement
           Restatement of the Registrant.             on Form 10, File No. 001-14990, and incorporated herein
                                                      by reference.

 3.4       By-Laws of the Registrant.                 Filed as Exhibit 3.4 to Registrant's Registration Statement
                                                      on Form 10, File No. 001-14990, and incorporated herein
                                                      by reference.

10.1       Form of Reorganization and                 Filed as Exhibit 10.1 to Registrant's Registration Statement
           Distribution Agreement between             on Form 10, File No. 001-14990, and incorporated herein
           the Registrant and Getty                   by reference.
           Realty Corp.

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

10.4       Form of Services Agreement                 Filed as Exhibit 10.4 to Registrant's Registration Statement
           between the Registrant and Getty           on Form 10, File No. 001-14990, and incorporated herein
           Realty Corp.                               by reference.

10.5       Form of Trademark License Agreement        Filed as Exhibit 10.5 to Registrant's Registration Statement
           between the Registrant and Getty Realty    on Form 10, File No. 001-14990, and incorporated herein
           Corp.                                      by reference.

10.6       Form of Registrant's 1997 Stock Option     Filed as Exhibit 10.6 to Registrant's Registration Statement
           Plan.                                      on Form 10, File No. 001-14990, and incorporated herein
                                                      by reference.

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


Exhibit
  No                 Description
10.9       Form of Registrant's Retirement and        Filed as Exhibit 10.9 to Registrant's Registration Statement
           Profit Sharing Plan.                       on Form 10, File No. 001-14990, and incorporated herein by by reference.

10.10      Form of Supplemental Retirement Plan       Filed as Exhibit 10.10 to Registrant's Registration Statement
           for Executives of the Registrant and       on Form 10, File No. 001-14990, and incorporated herein by
           Participating Subsidiaries.                by reference.

10.11      Form of Indemnification Agreement          Filed as Exhibit 10.11 to Registrant's Annual Report on
           between Registrant and directors.          Form 10-K for the year ended January 31, 1997,
                                                      File No. 001-14990, and incorporated herein by reference.

10.12      Vincent J. DeLaurentis Employment          Filed as Exhibit 10.12 to Registrant's Quarterly Report
           Agreement dated as of July 10, 1997.       on Form 10-Q for the quarter ended July 31, 1997,
                                                      File No. 001-14990, and incorporated herein by reference.

10.13      General Release and Severance              Filed as Exhibit 10.13 to Registrant's Quarterly Report
           Agreement between Alvin A. Smith           on Form 10-Q for the quarter ended October 31, 1997,
           and Getty Petroleum Marketing Inc.         File No. 001-14990, and incorporated herein by reference.

10.14      Form of Letter Agreement dated             *
           April 8, 1997, wherein the Registrant
           (i) confirmed that a change of control
           event had occurred pursuant to certain
           Agreements dated December 9, 1994,
           as amended on March 7, 1996,
           between Getty Petroleum
           Corp and the officers and certain key
           employees of Getty Petroleum Corp., and
           (ii) agreed to perform Getty Petroleum
           Corp.'s obligations under the Agreements
           as to those officers and key employees
           of Getty Petroleum Corp. who had become
           officers and employees of the Registrant.

10.15      Form of Letter Agreement dated             Filed as Exhibit 10.23 to the Annual Report on Form 10-K
           December 9, 1994 (See Exhibits 10.14).     for the fiscal year ended January 31, 1995 (File No. 1-8059)
                                                      of Getty Petroleum Corp. and incorporated herein by
                                                      reference.

10.16      Form of Letter Agreement dated             Filed as Exhibit 10.27 to the Annual Report on Form 10-K
           March 7, 1996 (See Exhibits 10.14 and      for the fiscal year ended January 31, 1996 (File No. 1-8059)
           10.15).                                    of Getty Petroleum Corp. and incorporated herein by
                                                      reference.

10.17      Form of Letter Agreement dated March 9,    *
           1998 between the Registrant and the
           officers and certain key employees of the
           Registrant amending the change of control
           agreements (See Exhibits 10.14,
           10.15 and 10.16).

22         List of Subsidiaries of the Registrant.    *

24         Consent of Independent Accountants.        *

27         Financial Data Schedule.                   *

-----------------
*Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Getty Petroleum Marketing Inc.
                                          (Registrant)


                                               By /s/  Michael K. Hantman
                                                 ------------------------------
                                                 Michael K. Hantman,
                                                 Vice President and
                                                 Corporate Controller
                                                 April 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ Leo Liebowitz                           By /s/ Michael K. Hantman
  -----------------------------------            ------------------------------
   Leo Liebowitz, Chairman,                       Michael K. Hantman,
    Chief Executive Officer                       Vice President and
    and Director                                  Corporate Controller
    April 30, 1998                                (Principal Financial and
                                                  Accounting Officer)
                                                  April 30, 1998



By /s/ Matthew J. Chanin                       By /s/ Ronald E. Hall
  -----------------------------------            ------------------------------
   Matthew J. Chanin,                             Ronald E. Hall,
   Director                                       Director
   April 30, 1998                                 April 30, 1998


By /s/ Richard E. Montag                       By /s/ Milton Safenowitz
  -----------------------------------            ------------------------------
   Richard E. Montag,                             Milton Safenowitz,
   Director                                       Director
   April 30, 1998                                 April 30, 1998

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                Getty Petroleum Marketing Inc. and Subsidiaries

Spin-off

Getty Petroleum Marketing Inc., a Maryland corporation (the "Company"), was formed on October 1, 1996 as a wholly-owned subsidiary of Getty Petroleum Corp., now known as Getty Realty Corp. ("Realty"). Realty separated its petroleum marketing business from its real estate business with each business to be conducted by a separate, New York Stock Exchange listed company. In order to effect the separation of these businesses, Realty transferred to the Company the assets and liabilities of the petroleum marketing business and the New York Mid-Hudson Valley heating oil business previously conducted by a subsidiary of Realty, and on March 21, 1997 distributed all of the common shares of the Company to the stockholders of Realty.

Overview and Outlook

The Company is one of the nation's largest independent marketers of petroleum products; it distributes, markets and sells gasoline and diesel fuel to the general public through a network of 1,317 Getty and other branded retail outlets located in 12 Northeastern and Middle-Atlantic states, certain of which also have convenience food stores. The Company purchases its gasoline, fuel oil and related petroleum products from a number of Northeast and Middle-Atlantic suppliers. These products are delivered by cargo ship, barge, pipeline and truck to the Company's 10 storage and distribution terminals and bulk plants, all of which are located in the Company's distribution region. The Company distributes and markets its products to retail outlets through its distribution network, its truck transportation fleet and also through common carriers. The Company engages in activities such as negotiating the prices and terms of the purchase of petroleum products, developing the prices, terms and methods of selling the products to consumers and operators of motor fuel service stations, monitoring compliance by the service station and convenience store operators with its retail standards program and providing marketing services to the operators.
       The Company also derives revenues from its wholesale petroleum marketing and distribution business, which involves the sale of gasoline, fuel oil, diesel fuel and kerosene from distribution terminals and bulk plants in truckload and barge, as well as from its heating oil business, which involves the purchase, storage, transportation and sale of fuel oil, kerosene and propane, and oil burner and related services to residential and commercial customers in the New York Mid-Hudson Valley.
       Petroleum products are commodities whose prices depend on numerous factors beyond the Company's control including global, national and regional factors and, accordingly, such prices may vary substantially over time. From time to time, competitive market conditions may limit the Company's ability to pass on to its customers large, rapid changes in the price the Company pays for its products and, accordingly, its operating margins may vary substantially. Because the Company's operating margins may vary significantly from time to time while certain of its expenses do not, its earnings may fluctuate substantially.

Results of Operations

Fiscal year ended January 31, 1998 compared to fiscal year ended
January 31, 1997

Sales and operating revenues for the year ended January 31, 1998 ("fiscal 1998") were $891.1 million as compared with $888.4 million for the year ended January 31, 1997 ("fiscal 1997"). The 0.3% increase in sales and operating revenues was due primarily to an increase in sales volume, partially offset by a decrease in sales prices. Retail gallonage sold increased by 32.6 million gallons or 4.2% to
800.9 million gallons, partially offset by a 5.1 million gallon or 2.1% decrease in wholesale gallonage sold to 232.8 million gallons and a decrease in average selling prices of 2.2%. The average gasoline volume per retail outlet increased by 3.5%. Gross profit before depreciation and amortization was $43.9 million for fiscal 1998 compared to $9.2 million in fiscal 1997. This $34.7 million increase was principally due to a $21.2 million pre-tax charge recorded in the fourth quarter of fiscal 1997 related to a revision of the Company's estimated future environmental costs (see "Environmental Matters"). During fiscal 1998, the Company's increased retail sales volume of 32.6 million gallons added $3.1 million in gross profit and higher retail product margins of approximately 0.8 cents per gallon generated $6.1 million of gross profit. In addition, the Company recorded a LIFO credit of $2.5 million during fiscal 1998, reversing a LIFO charge of $2.5 million which was recorded during fiscal 1997.
       The Company's financial results have depended largely on retail marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly



                                     -(9)-
competitive. The cost of petroleum products purchased as well as the price of petroleum products sold have fluctuated widely. As a result of the historic volatility of product margins and the fact that they are affected by numerous diverse factors, it is impossible to predict future margin levels. However, the Company believes that it has only been modestly affected by inflation since increased costs are passed along to its customers to the extent permitted by competition.
       Other income was $1.7 million in fiscal 1998 as compared to $0.2 million for fiscal 1997. The increase was primarily due to $1.0 million of net fees received from Realty under an administrative services agreement and $0.5 million of additional investment income.
       Selling, general and administrative expenses amounted to $25.8 million for fiscal 1998, an increase of $5.5 million or 27.0% over the $20.3 million for fiscal 1997. The increase was primarily due to $4.2 million of stock compensation expense resulting from appreciation of the Company's stock price during fiscal 1998 and $0.6 million relating to the Employee Stock Ownership Plan.
       Depreciation and amortization was $13.6 million for fiscal 1998 which was comparable to the $13.9 million expense for fiscal 1997.
       Interest expense of $0.8 million in fiscal 1998 increased by $0.4 million over fiscal 1997 interest expense of $0.4 million primarily due to interest on higher dealer security deposits.
       The Company recorded a severance charge of $2.2 million during fiscal 1998 due to the resignations of the Company's Senior Vice President and Chief Operating Officer and Vice President of Marketing.
       The Company recorded a charge of $0.6 million during fiscal 1998 related to "change of control" agreements in connection with the spin-off.

Fiscal year ended January 31, 1997 compared to fiscal year ended
January 31, 1996

Sales and operating revenues for the year ended January 31, 1997 were $888.4 million as compared with $790.9 million for the year ended January 31, 1996 ("fiscal 1996"), an increase of 12.3%. Of the 12.3% increase in sales and operating revenues, two thirds was attributable to an increase in sales prices and the balance was due to an increase in sales volume. Average selling prices increased by 8.3% and retail gallonage sold increased by 49.9 million gallons or 6.9% to 768.3 million gallons, partially offset by a 10.0 million gallon or 4.0% decrease in wholesale gallonage sold to 237.9 million gallons. The average gasoline volume per retail outlet increased by 7.7%. Gross profit before depreciation and amortization was $9.2 million for fiscal 1997 compared to $40.2 million in the comparable period last year. This $31.0 million decrease was principally due to a $21.2 million pre-tax charge recorded in the fourth quarter of fiscal 1997 related to a revision of the Company's estimated future environmental costs. In addition, the Company experienced lower retail product margins of approximately 1.4 cents per gallon or $10.1 million, a LIFO inventory charge of $2.5 million and lower gross profit from heating oil operations of $0.6 million. This decrease was partially offset by increased retail sales volumes of 49.9 million gallons which added $4.6 million in gross profit and an increase in wholesale product margins of approximately 0.4 cents per gallon or $1.0 million. The LIFO inventory charge was the result of product cost increases of approximately 18 cents per gallon from January 31, 1996 to January 31, 1997.
       Selling, general and administrative expenses amounted to $20.3 million for fiscal 1997 which was comparable to the $20.7 million for fiscal 1996.
       Depreciation and amortization was $13.9 million for fiscal 1997 compared to $13.1 million for fiscal 1996. The increase was due to higher depreciation as a result of additions to equipment and improvements to facilities. Fiscal 1996 also included $0.3 million of additional depreciation relating to operating assets as a result of the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Liquidity and Capital Resources

As of January 31, 1998, the Company's working capital amounted to $5.8 million as compared to $1.1 million as of January 31, 1997. The increase in working capital was primarily due to working capital generated during the year from operations, partially offset by $19.1 million of capital expenditures.
       The Company's principal source of liquidity is its cash flows from operations, which amounted to $21.9 million during the fiscal year ended January 31, 1998. Management believes that cash requirements



                                     -(10)-
for operations, including payments required under a master lease with Realty and capital expenditures, can be met by cash flows from operations, cash and equivalents and credit lines. The Company has uncommitted lines of credit with three banks in the aggregate amount of $60 million, which may be utilized for working capital borrowings and letters of credit. Borrowings under such lines of credit are unsecured and principally bear interest at the applicable bank's prime rate or, at the Company's option, 1.1% above LIBOR. Such lines of credit are subject to renewal at the discretion of the banks.
       During fiscal 1998, the Company experienced product cost decreases of approximately 20 cents per gallon which resulted in lower sales prices to customers. The Company's accounts receivable balance decreased as of January 31, 1998, in comparison to January 31, 1997, principally due to the lower average selling prices. Product cost decreases resulted in a LIFO inventory credit of $2.5 million during fiscal 1998. Higher inventory levels over the preceding year coupled with the elimination of a $2.5 million LIFO inventory reserve resulted in a higher inventory balance as of January 31, 1998.
       As of January 31, 1998, the Company leased 1,024 retail outlets and 10 terminal facilities from Realty under a master lease agreement. The annual rental expense under the master lease for the year ended January 31, 1998 was $57.0 million.
       The Company's capital expenditures for the fiscal years ended January 31, 1998, 1997 and 1996 amounted to $19.1 million, $17.8 million and $15.9 million, respectively, which included $10.0 million and $8.6 million for the replacement of underground storage tanks ("USTs") in 1997 and 1996, respectively. The Company's capital expenditures also include discretionary expenditures to improve the image of the service stations, to improve the terminal facilities and for routine replacement of service station equipment at existing and newly acquired locations. In accordance with the Master Lease Agreement and the Reorganization and Distribution Agreement pursuant to which the spin-off was effected, commencing February 1, 1997, expenditures with respect to tank replacements required to meet the 1998 federal standards remain the responsibility of and will be paid by Realty.

Environmental Matters

The petroleum products industry is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Environmental expenses have been attributable to remediation, monitoring, soil disposal and governmental agency reporting (collectively, "Remediation Costs") incurred in connection with contaminated sites and the replacement or upgrading of USTs to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. Environmental exposures are difficult to assess and estimate for numerous reasons, including the extent of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it takes to remediate contamination. In developing the estimates of environmental remediation costs, consideration is given to, among other things, enacted laws and regulations, assessments of contamination, currently available technologies for treatment, alternative methods of remediation and prior experience. Estimates of such costs are subject to change as contingencies become more clearly defined and remediation treatment progresses. For the fiscal years ended January 31, 1998, 1997 and 1996, net environmental expenses included in the Company's cost of sales and operating expenses amounted to $1,375,000, $34,162,000 and $14,346,000, respectively, which amounts were net of probable recoveries from state UST remediation funds.
       During the fourth quarter of fiscal 1997, the Board of Directors of Realty formally approved the spin-off. Under the master lease, Realty committed to a program to bring the leased properties requiring remediation to regulatory closure and, thereafter, transfer all future environmental risks from Realty to the Company. Upon achieving closure of each individual site, Realty's environmental liability under the master lease for that site will be satisfied, and future remediation obligations will be the responsibility of the Company. In order to establish the Remediation Costs obligation and estimate the incremental cost of accelerated remediation, the Company and Realty commissioned a detailed property-by-property environmental study of all retail outlets, with the objective of achieving closure in approximately five years. This acceleration program, utilizing new, more effective remediation techniques, resulted in a substantial increase in environmental costs over those that had been previously identified and accrued, as the acceleration program contemplated the use of additional active remediation systems at many sites in lieu of relying on periodic monitoring and natural



                                     -(11)-
attenuation permitted by applicable environmental regulations. As a result, the Company revised its estimate of future Remediation Costs in the fourth quarter of fiscal 1997 and recorded a pre-tax charge in such quarter for Remediation Costs of $21.2 million. The pre-tax charge resulted from the acceleration of remediation activities to be paid by Realty through more aggressive means of treating contaminated sites to bring them to closure in approximately five years, which resulted in significant incremental Remediation Costs, changes in estimated Remediation Costs at previously identified properties, including costs to be incurred in connection with UST upgrades, and additional charges to comply with AICPA Statement of Position 96-1, "Environmental Remediation Liabilities."
       Realty has agreed to pay all costs relating to, and to indemnify the Company for, all scheduled known pre-spin-off environmental liabilities and obligations, all scheduled future upgrades necessary to cause USTs to conform to the 1998 federal standards, and all environmental liabilities and obligations arising out of discharges with respect to properties containing USTs that have not been upgraded to meet the 1998 federal standards that are discovered prior to the date such USTs are upgraded to meet the 1998 federal standards (collectively, the "Realty Environmental Liabilities"). Realty will also collect recoveries from state UST remediation funds related to Realty Environmental Liabilities.
       The Company has not reflected a liability for the Realty Environmental Liabilities in its consolidated balance sheet since Realty remains the primary obligor for such liabilities. The liabilities, which were initially recorded in the Company's balance sheet, were subsequently capitalized into stockholders' equity as a contribution to capital by Realty to the Company. In the unlikely event that Realty fails to remediate a contaminated property and the Company is held jointly and severally responsible for the Remediation Costs, Realty is obligated to indemnify the Company, and any Remediation Costs paid by the Company will be offset against the Company's rental obligations under the master lease. Because of such rental offset, it is remote that the Company would incur any incremental costs in connection with any such remediation.
       The Company will be responsible for, and will indemnify Realty with respect to, all environmental obligations and liabilities other than the Realty Environmental Liabilities. As of January 31, 1998, the Company had accrued $442,000 as management's best estimate for environmental remediation costs and $227,000 as management's best estimate for recoveries from state UST remediation funds. In view of the uncertainties associated with environmental expenditures, however, the Company believes it is possible that such expenditures could be substantially higher. Any additional amounts will be reflected in the Company's financial statements as they become known. Although future environmental expenditures may have a significant impact on results of operations for any single fiscal year or interim period, the Company believes that such costs will not have a material adverse effect on the Company's financial position.
       The Company cannot predict what environmental legislation or regulations may be enacted in the future or how existing laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent laws or regulations as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws which may develop in the future, could have an adverse effect on the financial position or operations of the Company and could require substantial additional expenditures for future remediation or the installation and operation of required environmental or pollution control systems and equipment.

Uni-Marts, Inc.

On December 31, 1997, the Company terminated its leases and supply contract with Uni-Marts, Inc. Of the 111 properties previously leased to Uni-Marts, 82 have been leased to new operators, 10 properties are being operated by the Company, certain of which will be leased when new operators are in place, and 19 locations have been temporarily closed as of January 31, 1998.
       As a result of the termination of the supply contract pursuant to which the Company previously supplied an additional 190 Uni-Marts controlled locations, the Company's sales of petroleum products will be reduced by approximately 88 million gallons per annum, or about 8% of the Company's total annual volume from fiscal 1998. Product sales to Uni-Marts have been on a lower margin, wholesale basis, and the loss of sales volume should be substantially offset by higher retail margin sales at the Getty-controlled locations.


                                     -(12)-

       The Company purchased the Uni-Marts equipment at the Getty locations for fair market value of approximately $3.9 million. Most of the equipment purchased from Uni-Marts has been sold to, or included in the rental rates charged to, new operators.
       The Company does not believe that the non-renewal of the Uni-Marts leases and supply contract will have a material adverse effect on the financial condition of the Company.
       On January 30, 1998, the Company purchased, for investment purposes, 487,000 shares or approximately 7.3% of Uni-Marts, Inc. Common Stock for $1,461,000, all of which was funded by available cash.

Year 2000

The Year 2000 issue has arisen because for many years some computer software programs and systems have utilized only two digits to specify the year. As a result, these programs and systems may not be able to recognize and process dates beyond 1999, which may cause these programs to malfunction or not be able to accurately process information. A comprehensive program is currently underway to evaluate and implement changes in an attempt to ensure that the Company's systems and key processes will remain functional. The Company does not expect the costs of these efforts to be material. Although Year 2000 compliance by the Company's suppliers and customers may vary, the Company has not been notified of any expected problems.


                                            Selected Financial Data

                                Getty Petroleum Marketing Inc. and Subsidiaries

                                                                Years ended January 31,
-------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)   1998           1997           1996          1995          1994
-------------------------------------------------------------------------------------------------------------
Operations:

Revenues                                  $892,843       $888,543       $791,194      $753,735      $776,285
=============================================================================================================
Net earnings (loss)                          1,181 (a)    (15,225)        (3,664 (c)    (2,434)        1,818
=============================================================================================================
Net earnings (loss) per share (d):
  Basic                                        .09
  Diluted                                      .09
=============================================================================================================

Financial Position:

Total assets                               146,329        135,500        124,498       117,097       111,515
=============================================================================================================
Stockholders' equity                      $ 60,015       $ 54,541       $ 50,311      $ 37,061      $ 41,991
=============================================================================================================

(a) Includes after-tax charge of $4,144 related to stock compensation, severance and change of control charges.
(b) Includes after-tax charge of $12,323 related to revision of estimate of future environmental costs.
(c) Includes after-tax charge of $282 from the cumulative effect of adopting Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."
(d) The Company was spun-off from Getty Realty Corp. on March 21, 1997. Accordingly, per share amounts are not presented for each of the four years ended January 31, 1997.


                                     -(13)-

                                           Consolidated Statements of Operations

                                      Getty Petroleum Marketing Inc. and Subsidiaries

                                                                           For the years ended January 31,
--------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                 1998           1997         1996
--------------------------------------------------------------------------------------------------------------
Sales and operating revenues                                            $891,109      $888,388      $790,912
Other income                                                               1,734           155           282
--------------------------------------------------------------------------------------------------------------
                                                                         892,843       888,543       791,194
--------------------------------------------------------------------------------------------------------------

Cost of sales and operating expenses
  (excluding depreciation and amortization)                              847,234       879,187       750,680
Selling, general and administrative expenses                              25,794        20,307        20,702
Depreciation and amortization                                             13,647        13,922        13,099
Interest expense                                                             786           426           388
Severance charges                                                          2,175            --            --
Change of control charge                                                     637            --            --
--------------------------------------------------------------------------------------------------------------
                                                                         890,273       913,842       784,869
--------------------------------------------------------------------------------------------------------------

Earnings (loss) before provision (credit) for income
  taxes and cumulative effect of accounting change                         2,570       (25,299)        6,325
Provision (credit) for income taxes                                        1,389       (10,074)        2,379
--------------------------------------------------------------------------------------------------------------

Earnings (loss) before cumulative effect of accounting change              1,181       (15,225)        3,946
Cumulative effect of accounting change                                        --            --          (282)
--------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                    $   1,181      $(15,225)      $ 3,664
==============================================================================================================


Net earnings per share:
  Basic                                                                 $    .09
  Diluted                                                               $    .09
--------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
  Basic                                                                   12,970
  Diluted                                                                 13,257
==============================================================================================================


See accompanying notes.

                                     -(14)-

                                                Consolidated Balance Sheets

                                       Getty Petroleum Marketing Inc. and Subsidiaries

                                                                                            January 31,
--------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                      1998           1997
--------------------------------------------------------------------------------------------------------------
Assets:
Current assets:
  Cash and equivalents                                                                 $ 9,798       $ 7,517
  Investments                                                                            1,705            --
  Accounts receivable, less allowance for doubtful accounts
    of $1,208 in 1998 and $1,185 in 1997                                                11,101        15,195
  Inventories                                                                           20,844        15,944
  Deferred income taxes                                                                  4,325           967
  Prepaid expenses and other current assets                                              2,663         5,592
--------------------------------------------------------------------------------------------------------------
    Total current assets                                                                50,436        45,215
Property and equipment, at cost, less accumulated
  depreciation and amortization                                                         93,952        88,049
Other assets                                                                             1,941         2,236
--------------------------------------------------------------------------------------------------------------
    Total assets                                                                      $146,329      $135,500
==============================================================================================================


Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                                                    $ 19,308      $ 24,659
  Accrued expenses                                                                      11,933         6,765
  Gasoline taxes payable                                                                13,039        12,691
  Income taxes payable                                                                     307            --
--------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                           44,587        44,115
Deferred income taxes                                                                   20,988        19,632
Other, principally deposits                                                             20,739        17,212
--------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                   86,314        80,959
--------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 4 and 7)

Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 10,000,000 shares
    for issuance in series (none of which is issued)                                        --            --
  Common stock, par value $.01 per share; authorized 30,000,000 shares;
    issued 13,835,956 at January 31, 1998 and 1,000 at January 31, 1997                    138            --
  Paid-in capital                                                                       61,234        54,541
  Retained earnings                                                                      1,181            --
  Unearned ESOP stock (559,415 shares at January 31, 1998)                              (2,685)           --
  Net unrealized gain on equity securities                                                 147            --
--------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                          60,015        54,541
--------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                                        $146,329      $135,500
==============================================================================================================


See accompanying notes.


                                     -(15)-

                                           Consolidated Statements of Cash Flows

                                     Getty Petroleum Marketing Inc. and Subsidiaries

                                                                          For the years ended January 31,
--------------------------------------------------------------------------------------------------------------
(in thousands)                                                           1998           1997          1996
--------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net earnings (loss)                                                     $  1,181      $(15,225)     $  3,664
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                           13,647        13,922        13,099
  Deferred income taxes                                                   (2,099)        7,096         2,257
  Stock option charge                                                      2,029            --            --
  Change of control charge                                                   637            --            --
  ESOP charge                                                                593            --            --
  Gain on dispositions of equipment                                          (26)          (72)          (12)
  Cumulative effect of accounting change                                      --            --           282
Changes in assets and liabilities:
  Accounts receivable                                                      4,094        (3,001)        2,494
  Inventories                                                             (4,900)        3,973        (9,932)
  Prepaid expenses and other current assets                                2,919        (2,827)           25
  Other assets                                                              (198)          257           (46)
  Accounts payable, accrued expenses and gasoline taxes payable              165        (2,442)       (8,917)
  Income taxes payable                                                       307            --            --
  Other, principally deposits                                              3,527         3,371           779
--------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                             21,876         5,052         3,693
--------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Investments                                                             (1,461)           --            --
  Capital expenditures                                                   (19,105)      (17,839)      (15,858)
  Proceeds from dispositions of equipment                                     84           173           806
--------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                (20,482)      (17,666)      (15,052)
--------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Stock options and common stock                                             887             --             --
--------------------------------------------------------------------------------------------------------------
  Net cash transferred from Getty Realty Corp.                                 --        19,455         9,586
--------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                887        19,455         9,586
Net increase (decrease) in cash and equivalents                            2,281         6,841        (1,773)
Cash and equivalents at beginning of year                                  7,517           676         2,449
--------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                                     $  9,798      $  7,517         $ 676
==============================================================================================================
Supplemental disclosures of cash flow information Cash paid during the year for:
    Interest                                                            $    390      $    426       $   388
    Income taxes, net                                                      2,739            --            --

See accompanying notes.

                                     -(16)-

                   Notes to Consolidated Financial Statements

                Getty Petroleum Marketing Inc. and Subsidiaries

--------------------------------------------------------------------------------
1. Basis of Presentation

Getty Petroleum Marketing Inc., a Maryland corporation (the "Company"), was formed on October 1, 1996 as a wholly-owned subsidiary of Getty Petroleum Corp., now known as Getty Realty Corp. ("Realty). Realty separated its petroleum marketing business from its real estate business and, on March 21, 1997, distributed all of the common shares of the Company to the stockholders of Realty (the "Distribution").
     For periods prior to the Distribution, the consolidated financial statements of the Company contained herein have been prepared on the basis that the assets and liabilities of the petroleum marketing business were transferred using historical carrying values as recorded by Realty, and the Company's results of operations and cash flows were derived from Realty's historical financial statements. Assets, liabilities, revenues and expenses were specifically identified as being related to either the business of the Company or Realty, except that the Company's results of operations included allocations of certain selling, general and administrative expenses, namely employee benefits, payroll taxes and travel and entertainment expenses. Employee benefits, payroll taxes and travel and entertainment expenses were allocated to the Company based on number of personnel and salaries specifically identified to the Company. Selling, general and administrative expenses allocated to the Company from Realty were $1,879,000 and $1,546,000 for the fiscal years ended January 31, 1997 and 1996, respectively. Management believes these allocations to be reasonable.
     The financial information presented for periods prior to the Distribution is not necessarily indicative of the financial results that would have occurred had the Company been operated as a separate, stand-alone entity during the reporting periods nor is it necessarily indicative of future results.
     As part of the separation of the petroleum marketing business from the real estate business, the Company and Realty have entered into various agreements which address the allocation of assets and liabilities between them and govern future relationships, including a Reorganization and Distribution Agreement, a Master Lease Agreement, a Tax Sharing Agreement, a Services Agreement and a Trademark License Agreement.
     Under the terms of the Services Agreement dated as of February 1, 1997, the Company provides certain administrative and technical services to Realty and Realty provides certain limited services to the Company. The net fees paid by Realty to the Company for services performed (after deducting the fees paid by the Company to Realty for services provided by Realty) were $960,000 for the year ended January 31, 1998 and is included in other income in the consolidated statement of operations.

--------------------------------------------------------------------------------
2. Summary of Significant Accounting Policies

Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company is principally engaged in the marketing and distribution of petroleum products in 12 Northeastern and Middle-Atlantic states. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the financial statements for 1997 and 1996 to conform to the presentation for 1998.

Use of Estimates: The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual results could differ from those estimates.

Cash and Equivalents: The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments: Investments, which consist of equity securities, are all considered available-for-sale and are carried at fair value, based on quoted market prices, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity. During the year ended January 31, 1998, a net unrealized gain of $147,000 was reported as a separate component of stockholders' equity (see Note 10).

Inventories: Inventories, primarily finished petroleum products, are principally accounted for under the lower of last-in, first-out ("LIFO") cost or market. The Company enters into product exchange agreements with various parties to improve its supply logistics and reduce its delivery costs. Net product exchange positions with other companies are reflected in inventory and are generally immaterial. The Company may take positions


                                     -(17)-
in the futures market as part of its overall purchasing strategy in order to reduce the risk associated with price fluctuations. Gains and losses on futures contracts are included as a part of product costs and have been immaterial for each of the three years in the period ended January 31, 1998. As of January 31, 1998 and 1997, outstanding futures contracts were immaterial.

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

Self-Insurance: The Company is self-insured for workers' compensation, general liability and vehicle liability up to predetermined amounts above which third-party insurance applies. Accruals are based on the Company's claims experience and actuarial assumptions followed in the insurance industry. Due to uncertainties inherent in the estimation process, actual losses could differ from accrued amounts.

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

Earnings Per Share: Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflects the potential dilution from the exercise of stock options in the amount of 287,000 shares for the year ended January 31, 1998. There are no earnings per share amounts presented for periods prior to the Distribution.

Accounting Change: In fiscal 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement requires that assets used in operations be written down to fair value when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company continually evaluates retail outlets to determine the profitability and long-term viability of certain locations as gasoline stations or convenience stores, which results in the divestment of non-strategic and uneconomic retail outlets through sale, lease assignment or lease termination. The Company estimates fair value and costs to sell based on the best information available, including discounted cash flows and comparable market values, in making whatever estimates, judgments and projections are considered necessary.
     The Company recorded a pre-tax charge of $267,000 in fiscal 1996 relating to operating assets, which is included in depreciation and amortization expense, due to continuing operating losses resulting from changes in local market or operating conditions at certain retail outlets. In addition, the Company reported the cumulative effect of the change in accounting principle relating to assets held for disposal as an after-tax charge to earnings of $282,000 in the consolidated statement of operations. As of January 31, 1998, the net book value of marketing equipment and leasehold improvements at locations held for disposal was not significant. The impact of these retail outlets on the results of operations of the Company was not material for each of the three years in the period ended January 31, 1998.


                                     -(18)-

--------------------------------------------------------------------------------
3. Inventories

As of January 31, 1998 and 1996, the carrying value of the Company's LIFO inventories approximated the first-in, first-out ("FIFO") inventory method or replacement cost. As of January 31, 1997, had the Company utilized the FIFO inventory method, inventories would have been higher by $2,481,000.

--------------------------------------------------------------------------------
4. Leases

Effective February 1, 1997, the Company and Realty entered into a Master Lease Agreement (the "Master Lease") under which, as of January 31, 1998, 1,024 retail outlets and 10 terminal facilities (the "Properties") are leased or subleased by Realty as the lessor to the Company as the lessee. The Properties are used for gasoline sales, convenience store uses and other complementary or related lawful uses in conjunction with the sale of petroleum products and convenience store items, except when the provisions of any underlying lease are more restrictive. The Company may sublet any property, provided that the Company remains fully responsible for a sublessee's performance and, except in cases of economic abandonment (as described below), a sublease for non-petroleum purposes will require Realty's consent. Except for certain environmental obligations, and obligations pertaining to underground storage tanks, related piping, underground pumps, wiring and monitoring devices (collectively, the "USTs"), the Master Lease is a "triple-net" lease, with the Company having responsibility for all taxes, maintenance, repairs and insurance. For financial statement purposes, such Master Lease has been recorded as an operating lease.
     Rent for each of the Properties was set using the then fair market value of each such Property, assuming the USTs have been upgraded to meet the 1998 federal standards and such Properties are free of known environmental contamination, since Realty is responsible for such known items. Rent for each Property will increase at the end of each five-year period by the net increase in the Consumer Price Index for all items in the Northeast Region for such five-year period, such increase not to exceed fifteen percent (15%). Rents for all Properties are payable in advance on the first day of the month. The initial term of the Master Lease is (i) fifteen years with respect to Properties owned in fee by Realty and leased to the Company and (ii) the length of time remaining (which ranges from one to fifteen years under the Master Lease) with respect to Properties leased by Realty from third parties and subleased to the Company. The Master Lease terms for each category of Properties described above also include four ten-year renewal options (or, with respect to category (ii) above, such shorter period as the underlying lease may provide), which may be exercised by the Company with two years advance notice on an individual property basis for all Properties then subject to the Master Lease. For the subleased Properties, Realty has agreed to use reasonable efforts to extend the underlying lease terms upon conditions acceptable to the Company. In the event that the Company desires not to renew the sublease upon terms (including any underlying lease term extension negotiated by Realty) available to it, Realty may extend or renew the lease and sublease the property to a third party after the end of the Company's term.
     The Master Lease provides that if during the lease term, the Company determines that any of the leased premises have become uneconomic or unsuitable for their use as a service station or convenience store and has discontinued use of the property or intends to discontinue use of the property as a service station or convenience store within one year of the date of said determination, the Company shall have the right to sublet the property for any lawful use without Realty's consent and, prior to the commencement of any such sublease term, the Company shall remove any USTs on the Property and thereafter perform all requisite environmental investigations and/or remediations. The Company shall have such right of economic abandonment with respect to no more than ten properties during any fiscal year of the lease term. The Company shall have no right of economic abandonment for the terminal premises and the premises subject to third party leases.


                                     -(19)-

     Rent expense, which is included in cost of sales and operating expenses, amounted to $57,213,000, $56,460,000 and $55,309,000 for the years ended January 31, 1998, 1997 and 1996, respectively, substantially all of which is payable to Realty under the Master Lease. Future minimum annual rentals which have terms in excess of one year as of January 31, 1998, are as follows:

--------------------------------------------------------------------------------
Years ending January 31,                                          (in thousands)
--------------------------------------------------------------------------------

1999.............................................................    $ 56,229
2000.............................................................      55,508
2001.............................................................      55,161
2002.............................................................      54,838
2003.............................................................      53,719
Thereafter.......................................................     448,282
--------------------------------------------------------------------------------
                                                                     $723,737
                                                                     ========

     Rent income received under subleases, which is included in sales and operating revenues, amounted to $34,828,000, $33,312,000 and $32,025,000 for the years ended January 31, 1998, 1997 and 1996, respectively. Substantially all of these subleases have remaining terms which range from one to three years. Although there is no assurance that these subleases will be renewed, no significant difficulty has been experienced in subleasing retail outlets.

--------------------------------------------------------------------------------
5. Property and Equipment

Property and equipment consists of the following:

--------------------------------------------------------------------------------------------------
                                                                                       Depreciable
                                                        1998             1997         Life (Years)
--------------------------------------------------------------------------------------------------
                                                           (in thousands)
Equipment...........................................  $178,227         $163,944         10 to 15
Motor vehicles......................................     3,798            3,910          3 to 10
Furniture and fixtures..............................     1,338            1,308            10
Leasehold improvements..............................     5,991            1,723        See Note 2
-------------------------------------------------------------------------------
                                                       189,354          170,885
Less, accumulated depreciation and amortization.....    95,402           82,836
-------------------------------------------------------------------------------
                                                      $ 93,952         $ 88,049
                                                      =========================



--------------------------------------------------------------------------------

6. Environmental Remediation Costs

The petroleum products industry is subject to numerous existing federal, state and local laws and regulations, including matters relating to the protection of the environment. Environmental expenses have been attributable to remediation, monitoring, soil disposal and governmental agency reporting (collectively, "Remediation Costs") incurred in connection with contaminated sites and the replacement or upgrading of USTs to meet federal, state and local environmental standards, as well as routine monitoring and tank testing. For the years ended January 31, 1998, 1997 and 1996, net environmental expenses included in the Company's cost of sales and operating expenses amounted to $1,375,000, $34,162,000 and $14,346,000, respectively, which amounts were net of probable recoveries from state UST remediation funds.


                                     -(20)-

--------------------------------------------------------------------------------
     Under the Master Lease with Realty, Realty committed to a program to bring the leased properties requiring remediation to regulatory closure and, thereafter, transfer all future environmental risks from Realty to the Company. In order to establish the Remediation Costs obligation and estimate the incremental cost of accelerated remediation, the Company and Realty commissioned a detailed property-by-property environmental study of all retail outlets, with the objective of achieving closure in approximately five years. As a result, the Company revised its estimate of future Remediation Costs in the fourth quarter of fiscal 1997 and recorded a pre-tax charge in such quarter for Remediation Costs of $21.2 million. The pre-tax charge resulted from the acceleration of remediation activities to be paid by Realty through more aggressive means of treating contaminated sites to bring them to closure in approximately five years, which resulted in significant incremental Remediation Costs, changes in estimated Remediation Costs at previously identified properties, including costs to be incurred in connection with UST upgrades, and additional charges to comply with AICPA Statement of Position 96-1, "Environmental Remediation Liabilities."
     Realty has agreed to pay all costs relating to, and to indemnify the Company for, all known pre-Distribution environmental liabilities and obligations as scheduled in the Master Lease, future upgrades necessary to cause USTs to conform to the 1998 federal standards (the "1998 Standards") as scheduled in the Master Lease, and all environmental liabilities and obligations arising out of discharges with respect to properties containing USTs that have not been upgraded to meet the 1998 Standards that are discovered prior to the date such USTs are upgraded to meet the 1998 Standards (collectively, the "Realty Environmental Liabilities"). Realty will also collect recoveries from state UST remediation funds related to Realty Environmental Liabilities.
     The Company has not reflected a liability for the Realty Environmental Liabilities in its consolidated balance sheet since Realty remains the primary obligor for such liabilities. In connection with the Distribution, the liabilities, which were initially recorded in the Company's balance sheet, were subsequently capitalized into stockholders' equity as a contribution to capital by Realty to the Company. In the unlikely event that Realty fails to remediate a contaminated property and the Company is held jointly and severally responsible for the Remediation Costs, Realty is obligated to indemnify the Company, and any Remediation Costs paid by the Company will be offset against the Company's rental obligations under the Master Lease. Because of such rental offset, it is remote that the Company would incur any incremental costs in connection with any such remediation.
     The Company will be responsible for, and will indemnify Realty with respect to, all environmental obligations and liabilities other than the Realty Environmental Liabilities. As of January 31, 1998, the Company had accrued $442,000 as management's best estimate for environmental remediation costs and $227,000 as management's best estimate for recoveries from state UST remediation funds relating to such environmental obligations and liabilities. In view of the uncertainties associated with environmental expenditures, however, the Company believes it is possible that such expenditures could be substantially higher. Any additional amounts will be reflected in the Company's financial statements as they become known. Although future environmental expenditures may have a significant impact on results of operations for any single fiscal year or interim period, the Company believes that such costs will not have a material adverse effect on the Company's financial position.


                                     -(21)-

--------------------------------------------------------------------------------
7. Commitments and Contingencies

The Company is subject to various legal proceedings in the ordinary course of its business. Such proceedings are not expected to have a material adverse effect on the Company's financial condition or results of operations. Pursuant to the Distribution Agreement, Realty has agreed to defend all claims or proceedings that existed prior to the Distribution and indemnify the Company with respect thereto.
     On September 16, 1996, Realty entered into an Agreement with the New York State Department of Taxation and Finance (the "Department"), settling the license revocation proceedings brought by the Department whereby the Company's wholly-owned subsidiary Getty Terminals Corp.'s ("Getty Terminals") licenses and permits for its three New York State terminals and its New York motor fuels and diesel distributor licenses would be terminated. Prior to the Distribution, the Company became a party to the Agreement, and in connection with the Distribution, Kingston Oil Supply Corp. ("KOSCO") became a subsidiary of the Company. Under the terms of the Agreement, the Company's wholly-owned subsidiary, KOSCO, will be permitted to assume all of the storage and distribution activities and operations now performed by Getty Terminals in New York. KOSCO is required to obtain new or amended licenses and permits and, upon the issuance thereof, Getty Terminals will surrender its licenses and permits. KOSCO's Board of Directors consists of three persons, one of whom is an independent director, and KOSCO provides periodic reports to the Department relating to New York tax laws. The Agreement terminates on September 15, 1999. Under the terms of the settlement, no penalties or fines are payable. The implementation of the settlement will have no adverse impact on the results of operations, financial condition or liquidity of the Company, including the ability to sell motor fuels in New York or operate its New York State terminals.
     In order to minimize the Company's exposure to credit risk associated with financial instruments, the Company places its temporary cash investments with high credit quality institutions and, by policy, limits the amount invested with any one institution other than the U.S. Government. Concentration of credit risk with respect to trade receivables generally is limited due to the large number of customers comprising the Company's customer base.
     As of January 31, 1998, the Company had uncommitted lines of credit with three banks in the aggregate amount of $60,000,000 which may be utilized for working capital borrowings and letters of credit. Borrowings under such lines of credit are unsecured and principally bear interest at the applicable bank's prime rate or, at the Company's option, 1.1% above LIBOR. Such lines of credit are subject to renewal at the discretion of the banks.
     The Company's financial results depend largely on retail marketing margins and rental income from its dealers. Retail marketing margins in the petroleum marketing industry have been and continue to be volatile and highly competitive. The cost of petroleum products purchased by the Company as well as the price of petroleum products sold have fluctuated widely in the past. As a result of the historic volatility of product margins and the fact that they are affected by numerous diverse factors, it is impossible to predict future margin levels.

--------------------------------------------------------------------------------

8. Income Taxes

The Company and Realty have entered into a Tax Sharing Agreement that defines the parties' rights and obligations with respect to filing of returns, payments, deficiencies and refunds of federal, state and other income, franchise or motor fuel taxes relating to Realty's business for tax years prior to and including the Distribution and with respect to certain tax attributes of Realty after the Distribution. In general, the Tax Sharing Agreement provides that Realty will be responsible for all federal, state and local tax liabilities that relate to periods (or portions thereof) ending on or prior to the Distribution. For periods subsequent to the Distribution, the Company will file its own tax returns. The provision for income taxes is reflected in the consolidated financial statements as if Marketing had been operating on a stand-alone basis for periods prior to the Distribution.


                                     -(22)-

     The Company's provision (credit) for income taxes is summarized as follows:

--------------------------------------------------------------------------------
                                           1998         1997             1996
--------------------------------------------------------------------------------
                                                    (in thousands)
Current................................  $ 3,391      $(17,170)        $  122
Deferred...............................   (2,002)        7,096          2,257
--------------------------------------------------------------------------------

Provision (credit) for income taxes....  $ 1,389      $(10,074)        $2,379
                                         =======================================

     The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

--------------------------------------------------------------------------------
                                                  1998                 1997
--------------------------------------------------------------------------------
                                                        (in thousands)
Property and equipment....................       $(21,503)          $(19,634)
Accruals..................................          3,249                892
Inventories...............................          1,591                 77
--------------------------------------------------------------------------------
Net deferred tax liabilities..............       $(16,663)          $(18,665)
                                                 ===============================

     The following is a reconciliation of the expected statutory federal income tax provision (credit) and the actual provision (credit) for income taxes:

---------------------------------------------------------------------------------------
                                                        1998         1997        1996
---------------------------------------------------------------------------------------
                                                                (in thousands)
Expected provision (credit) at statutory federal
  income tax rate....................................  $  874     $ (8,856)    $2,214
State and local income taxes, net of federal benefit.     267       (1,716)       183
Other................................................     248          498        (18)
---------------------------------------------------------------------------------------

Provision (credit) for income taxes..................  $1,389     $(10,074)    $2,379
                                                       ================================

--------------------------------------------------------------------------------

9. Employee Benefit Plans

Effective after the Distribution, the Company established a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the "Retirement Plan") for non-union employees meeting certain service requirements and a Supplemental Plan for executives. Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Board of Directors. Under the Retirement Plan, employees may make voluntary contributions and the Company has elected to match an amount equal to 50% of such contributions but in no event more than 3% of the employee's eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to 10% of his compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions to the Retirement Plan and Supplemental Plan, net of forfeitures, made by the Company, or by Realty prior to the Distribution in respect of persons who are Company employees, approximated $470,000, $557,000 and $569,000 for the years ended January 31, 1998, 1997 and 1996, respectively. In addition, the Company has contributed $345,000, $328,000 and $346,000 to a union welfare plan for the years ended January 31, 1998, 1997 and 1996, respectively. Such amounts are included in the accompanying consolidated statements of operations.

     In connection with the Distribution, the Company established in April 1997 a leveraged Employee Stock Ownership Plan (the "ESOP") that purchased newly issued shares of Company Common Stock from the Company equal to five percent of the then outstanding shares of the Company. The ESOP purchased such newly-issued shares from the Company using the proceeds of a loan made by the Company to the ESOP. The ESOP loan will be repaid over a five-year period, and the Company will contribute annually to the ESOP the funds required to repay such loan. The principal amount of the ESOP loan is equal to the number of shares purchased by the ESOP (671,298) multiplied by the purchase price per share of $4.80. It is expected that the repayment of the ESOP loan will result in projected allocations to participants' accounts of an aggregate of 134,260 shares of Company Common Stock per year, allocated to covered employees in proportion to


                                     -(23)-

--------------------------------------------------------------------------------
compensation over a five-year period. The Company recognized a charge to operating results of $593,000 for the year ended January 31, 1998 relating to the ESOP based on the value of the Common Stock. The ESOP had 671,298 suspense shares at January 31, 1998 of which 111,883 shares were committed to be released.
     Immediately prior to the Distribution, each holder of an option to acquire shares of Realty Common Stock pursuant to Realty's Stock Option Plans received, in exchange therefor, two separately exercisable options: one to purchase shares of Realty Common Stock (a "Realty Option") and one to purchase Marketing Common Stock (a "Marketing Option"), each exercisable for the same number of shares and containing substantially equivalent terms as the pre-Distribution option. The exercise price of each Realty Option and Marketing Option (each, a "Replacement Option") was set so as to preserve the Aggregate Spread (as defined below) in value attributed to the options currently held by such directors, officers and key employees. The "Aggregate Spread" is an amount representing the difference between the exercise price of an option and the price of a share of Realty Common Stock immediately prior to the Distribution multiplied by the number of shares underlying such option. Certain previously unexercisable options covering a total of 223,587 shares became immediately exercisable at the date of the Distribution for persons covered by certain "change of control" agreements. Accordingly, the Company recognized a charge to operating results of $637,000 at the date of the Distribution equal to the product of the number of such options and the difference between their exercise price and the market price.
     The Company's Stock Option Plan authorizes the Company to grant options to purchase shares of the Company's common stock. The aggregate number of shares of the Company's common stock which may be made the subject of options under the Stock Option Plan will not exceed 1,300,000 shares, subject to further adjustment for stock dividends and stock splits. The Stock Option Plan provides that options are exercisable starting one year from the date of grant, on a cumulative basis at the annual rate of 25 percent of the total number of shares covered by the option.
     The following is a schedule of stock option prices and activity relating to the Marketing Stock Option Plan (and Realty Stock Option Plan prior to the Distribution) for the three fiscal years ended January 31, 1998. Subsequent to the Distribution, the exercise price of each Marketing Option and Realty Option was set so as to preserve the Aggregate Spread in value attributed to the options held by the holders:

----------------------------------------------------------------------------------------------------------------
                                  1998                           1997                          1996
----------------------------------------------------------------------------------------------------------------
                                        Weighted                     Weighted                       Weighted
                          Number         Average        Number        Average         Number         Average
                            of          Exercise          of         Exercise           of          Exercise
                          Shares        Price (a)       Shares       Price (a)        Shares        Price (a)
----------------------------------------------------------------------------------------------------------------
Outstanding at
  beginning of year...   1,014,226       $3.02        927,428         $2.96          811,220          $2.92
Granted...............     410,389        5.87        166,400          3.35          128,000           3.15
Exercised.............    (461,542)       2.89        (29,519)         2.63           (8,000)          2.49
Cancelled.............    (111,487)       3.19        (50,083)         3.17           (3,792)          3.07
----------------------------------------------------------------------------------------------------------------
Outstanding at
  end of year.........     851,586       $4.44      1,014,226         $3.02          927,428          $2.96
                        ========================================================================================
Exercisable at
  end of year.........     594,026       $3.86        687,761         $3.04          650,506          $2.98
                        ========================================================================================
Available for grant at
  end of year.........      42,421                    176,881                         50,007
                        ========================================================================================

(a) In connection with the Distribution, each Realty Option was reformed into separate options for Realty Common Stock and Marketing Common Stock. The exercise price of each reformed Marketing Option shown herein, except grants in 1998, represents 22.71% of the original exercise price.


                                     -(24)-

     The following table summarizes information concerning options outstanding and exercisable at January 31, 1998:

------------------------------------------------------------------------------------------------
                                       Options Outstanding               Options Exercisable
------------------------------------------------------------------------------------------------
                                             Weighted
                                              Average     Weighted                   Weighted
                                             Remaining     Average                    Average
   Range of                   Number        Contractual   Exercise      Number       Exercise
Exercise Prices             Outstanding    Life (Years)     Price     Exercisable      Price
------------------------------------------------------------------------------------------------
$2.47-4.23..............     441,197             2          $3.11      438,947         $3.11
 5.69-6.00..............     410,389             8           5.87      155,079          6.00
------------------------------------------------------------------------------------------------
                             851,586                                   594,026
                            ====================================================================

     The Company accounts for its stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company recorded a stock compensation charge of $4,203,000 for the year ended January 31, 1998 since certain options required variable plan accounting treatment. Pro forma net income and earnings per share effects of applying the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" were immaterial for each of the three years ended January 31, 1998.

--------------------------------------------------------------------------------

10. Stockholders' Equity

A summary of the changes in stockholders' equity for the three years ended January 31, 1998 is as follows:

                                                                             Net
                                                                         Unrealized
                                   Capital Stock                            Gain on       ESOP
                                  --------------    Paid-in    Retained      Equity   ------------
                                  Shares  Amount    Capital    Earnings    Securities Shares Amount     Total
---------------------------------------------------------------------------------------------------------------
                                                               (in thousands)
Balance, February 1, 1995.......      --    $ --    $37,061        $--        $ --      --       $--  $37,061
Net earnings....................                      3,664                                             3,664
Net cash transferred from Realty                      9,586                                             9,586
---------------------------------------------------------------------------------------------------------------
Balance, January 31, 1996.......      --      --     50,311         --          --      --        --   50,311
Net loss........................                    (15,225)                                          (15,225)
Net cash transferred from Realty                     19,455                                            19,455
Issuance of common stock........       1      --                                                           --
---------------------------------------------------------------------------------------------------------------
Balance, January 31, 1997.......       1      --     54,541         --          --      --        --   54,541
Distribution of stock in spin-of  12,754     127       (127)                                               --
Net earnings....................                                 1,181                                  1,181
Net unrealized gain on
  equity securities.............                                               147                        147
Issuance of stock to ESOP.......     671       7      3,215                           (671)   (3,222)      --
ESOP stock committed
  to be released................                         56                            112       537      593
Issuance of common stock........       3      --         18                                                18
Stock options...................     406       4      3,531                                             3,535
---------------------------------------------------------------------------------------------------------------
Balance, January 31, 1998.......  13,835    $138    $61,234     $1,181        $147    (559)  $(2,685) $60,015
                                  =============================================================================



                                     -(25)-

--------------------------------------------------------------------------------
11. Quarterly Financial Data

The following is a summary of the quarterly results of operations for the years ended January 31, 1998 and 1997 (unaudited as to quarterly information):

------------------------------------------------------------------------------------------------------------------
                                             Three months ended                                  Year ended
------------------------------------------------------------------------------------------------------------------
 Fiscal 1998:                April 30         July 31       October 31       January 31             January 31
------------------------------------------------------------------------------------------------------------------
                                              (in thousands, except per share amounts)
 Revenues...............     $225,923        $222,751         $235,560        $208,609               $892,843
 Gross profit (a).......       11,690           4,453           11,923          15,809                 43,875
 Depreciation and
   amortization.........        3,298           3,362            3,461           3,526                 13,647
 Earnings (loss)
   before income taxes          2,664          (7,442)           3,021           4,327                  2,570
 Net earnings (loss)....        1,560          (4,491)           1,859           2,253                  1,181
 Net earnings (loss)
   per share:
     Basic..............          .12            (.35)             .14             .17                    .09
     Diluted............     $    .12        $   (.35)        $    .14        $   .17                $    .09

------------------------------------------------------------------------------------------------------------------
                                                Three months ended                                  Year ended
------------------------------------------------------------------------------------------------------------------
 Fiscal 1997:                April 30         July 31       October 31       January 31             January 31
------------------------------------------------------------------------------------------------------------------
                                                           (in thousands)
 Revenues...............     $203,729        $221,473         $217,023        $246,318               $888,543
 Gross profit (loss) (a)        2,645          16,724            2,773         (12,941) (b)             9,201 (b)
 Depreciation and
   amortization.........        3,331           3,371            3,457           3,763                 13,922
 Earnings (loss)
   before income taxes..       (5,678)          7,900           (5,841)        (21,680) (b)           (25,299) (b)
 Net earnings (loss) (c)     $ (3,289)       $  4,576         $ (3,379)       $(13,133)              $(15,225)

(a) Gross profit (loss) is calculated as sales and operating revenues less cost of sales and operating expenses (excluding depreciation and amortization).
(b) Includes pre-tax charge of $21,182 related to revision of estimate of future environmental remediation costs.
(c) The Company was spun-off from Getty Realty Corp. on March 21, 1997. Accordingly, per share amounts are not presented for each of the quarters in fiscal 1997.

--------------------------------------------------------------------------------

12. Severance Charges

During the year ended January 31, 1998, the Company recorded severance charges aggregating $2,175,000 related to the resignations of two of the Company's officers. Such amounts are payable over the terms of the severance agreements and aggregate approximately $558,000 per year through June 2000 and $287,000 per year thereafter through October 2002. The agreement with one of the officers includes a covenant not to compete and provides for consulting services.


                                     -(26)-

--------------------------------------------------------------------------------

                        Report of Independent Accountants

To the Board of Directors and
Stockholders of Getty Petroleum Marketing Inc.:


We have audited the accompanying consolidated balance sheets of GETTY PETROLEUM MARKETING INC. and SUBSIDIARIES as of January 31, 1998 and 1997, and the related consolidated statements of operations and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supportingthe amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Getty Petroleum Marketing Inc. and Subsidiaries as of January 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.
     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in fiscal 1996.


/s/ Coopers & Lybrand L.L.P.

New York, New York
March 12, 1998


                                     -(27)-

                                  Common Stock

The common stock of Getty Petroleum Marketing Inc., its only outstanding voting security, is traded on the New York Stock Exchange (symbol: "GPM"). At April 22, 1998, there were approximately 3,200 holders of record of Getty Petroleum Marketing's common stock. The price range of common stock from March 21, 1997, the effective date of the spin-off, to January 31, 1998 was as follows:

---------------------------------------------------------------------------
                                                     Price Range
---------------------------------------------------------------------------
Quarter Ending                                   High            Low
---------------------------------------------------------------------------
January 31, 1998..........................      $6 3/4          $4 3/4
October 31, 1997..........................       6 15/16         5
July 31, 1997.............................       7 3/8           3 1/2
April 30, 1997............................       5 3/8           3 1/4


                                     -(28)-