Form 10-Q
period 1998-04-30
GETTY PETROLEUM MARKETING INC /MD/
filed 1998-06-11
CIK 1025742

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended April 30, 1998                  Commission file number 1-14990
                  --------------                                         -------


                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                              11-3339235
-------------------------------                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

125 Jericho Turnpike, Jericho, New York                          11753
---------------------------------------                          -----
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

Registrant has 13,914,377 shares of Common Stock, par value $.01 per share, outstanding as of April 30, 1998.


================================================================================

                         GETTY PETROLEUM MARKETING INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                       Page Number
------------------------------                                       -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of April 30, 1998 and
  January 31, 1998                                                        1

 Consolidated Statements of Operations for the three months ended
  April 30, 1998 and 1997                                                 2

 Consolidated Statements of Cash Flows for the three months ended
  April 30, 1998 and 1997                                                 3

 Notes to Consolidated Financial Statements                             4 - 5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   6 - 7

Part II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                8

Item 6.  Exhibits and Reports on Form 8-K                                 8

Signatures                                                                8

                       GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

----------------------------------------------------------------------------------------------------
                                                                      April 30,         January 31,
----------------------------------------------------------------------------------------------------
Assets:                                                                  1998               1998
----------------------------------------------------------------------------------------------------
                                                                     (unaudited)
Current assets:
    Cash and equivalents                                               $10,897             $9,798
    Investments                                                          2,009              1,705
    Accounts receivable, net                                            10,458             11,101
    Inventories                                                         16,242             20,844
    Deferred income taxes                                                4,677              4,325
    Prepaid expenses and other current assets                            4,911              2,663
                                                                      --------           --------

          Total current assets                                          49,194             50,436

Property and equipment, at cost, less
  accumulated depreciation and amortization                             94,304             93,952
Other assets                                                             1,909              1,941
                                                                      --------           --------

          Total assets                                                $145,407           $146,329
                                                                      ========           ========


----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
----------------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable                                                   $20,701            $19,308
    Accrued expenses                                                    10,638             11,933
    Gasoline taxes payable                                              14,651             13,039
    Income taxes payable                                                     -                307
                                                                      --------           --------

          Total current liabilities                                     45,990             44,587

Deferred income taxes                                                   21,321             20,988
Other, principally deposits                                             20,746             20,739
                                                                      --------           --------

         Total liabilities                                              88,057             86,314
                                                                      --------           --------


Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
  10,000,000 shares for issuance in series (none of which is issued)         -                  -
 Common stock, par value $.01 per share; authorized
  30,000,000 shares; issued 13,914,377 at April 30, 1998
  and 13,835,956 at January 31, 1998                                       139                138
 Paid-in capital                                                        61,546             61,234
 Retained earnings (deficit)                                            (2,131)             1,181
 Unearned ESOP stock (525,850 shares at April 30, 1998 and
  559,415 shares at January 31, 1998)                                   (2,523)            (2,685)
Accumulated other comprehensive earnings                                   319                147
                                                                      --------           --------

          Total stockholders' equity                                    57,350             60,015
                                                                      --------           --------

          Total liabilities and stockholders' equity                  $145,407           $146,329
                                                                      ========           ========

                             See accompanying notes.

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

--------------------------------------------------------------------------------
                                                Three months ended April 30,
--------------------------------------------------------------------------------
                                                  1998           1997
--------------------------------------------------------------------------------


Sales and operating revenues                   $170,741          $225,492
Other income                                        170               431
                                               --------------------------
                                                170,911           225,923
                                               --------------------------

Cost of sales and operating expenses
  (excluding depreciation and amortization)     167,255           213,802
Selling, general and administrative expenses      5,198             5,300
Depreciation and amortization                     3,717             3,298
Interest expense                                    211               222
Change of control charge                              -               637
                                               --------------------------
                                                176,381           223,259
                                               --------------------------
Earnings (loss) before provision (credit)
  for income taxes                               (5,470)            2,664
Provision (credit) for income taxes              (2,158)            1,104
                                               --------------------------

Net earnings (loss)                             ($3,312)           $1,560
                                               ==========================

Net earnings (loss) per share:
  Basic                                           ($.25)             $.12
  Diluted                                         ($.25)             $.12

Weighted average shares outstanding:
  Basic                                          13,336            12,762
  Diluted                                        13,336            13,026



                             See accompanying notes.

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        Three months ended
                                                              April 30,
                                                      --------------------------
                                                        1998              1997
                                                        ----              ----

Cash flows from operating activities:
Net earnings (loss)                                   ($3,312)           $1,560
Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                       3,717             3,298
    Deferred income taxes                                (151)             (364)
    ESOP charge                                           211                49
    Change of control charge                                -               637
    (Gain) loss on dispositions of equipment                4               (35)
Changes in assets and liabilities:
    Accounts receivable                                   643             1,448
    Inventories                                         4,602                77
    Prepaid expenses and other current assets          (2,250)            3,745
    Other assets                                           22                85
    Accounts payable, accrued expenses and
      gasoline taxes payable                            1,710            (3,300)
    Income taxes payable                                 (307)            1,428
    Other, principally deposits                             7               270
                                                      --------------------------

          Net cash provided by operating activities     4,896             8,898
                                                      --------------------------

Cash flows from investing activities:
    Capital expenditures                               (4,090)           (3,177)
    Proceeds from dispositions of equipment                29                37
                                                      --------------------------

          Net cash used in investing activities        (4,061)           (3,140)
                                                      --------------------------

Cash flows from financing activities:
    Stock options and common stock                        264                66
                                                      --------------------------

          Net cash provided by financing activities       264                66
                                                      --------------------------

Net increase  in cash and equivalents                   1,099             5,824
Cash and equivalents at beginning of period             9,798             7,517
                                                      --------------------------

Cash and equivalents at end of period                 $10,897           $13,341
                                                      ==========================


Supplemental disclosures of cash flow information
  Cash paid during the period for:
          Interest                                       $147              $113
          Income taxes, net                             1,212                40





                             See accompanying notes.

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.  General:

     The accompanying consolidated financial statements include the accounts of Getty Petroleum Marketing Inc. and its wholly-owned subsidiaries (the "Company"). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

2. Earnings (loss) per share:

     Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution from the exercise of stock options in the amount of 264,000 shares for the quarter ended April 30, 1997. For the quarter ended April 30, 1998, diluted earnings per share does not reflect the potential dilution from the exercise of stock options since such inclusion would be antidilutive.

3. Stockholders' equity:

     A summary of the changes in stockholders' equity for the three months ended April 30, 1998 is as follows (in thousands):

                                                                                Accumulated
                                                        Retained                   Other
                             Common        Paid-in      Earnings               Comprehensive
                              Stock        Capital     (Deficit)       ESOP      Earnings(*)      Total
                              -----        -------     ---------       ----      -----------      -----
Balance,
 January 31, 1998              $138       $ 61,234       $ 1,181     $(2,685)       $147          $60,015

Comprehensive loss:
 Net loss                                                 (3,312)                                  (3,312)
 Net unrealized gains
  on equity securities                                                               172              172
                                                                                                   ------
     Total comprehensive
     loss                                                                                          (3,140)
                                                                                                   ------

ESOP stock committed
 to be released                                 49                       162                          211

Issuance of
 common stock                                   56                                                     56

Stock options                     1            207                                                    208
                          -------------------------------------------------------------------------------
Balance,
 April 30, 1998                $139       $ 61,546       $(2,131)    $(2,523)       $319          $57,350
                          ===============================================================================

(*)  Represents net unrealized gain on equity securities. For the three months ended April 30, 1997, the
     Company had no other comprehensive earnings.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         Sales and operating revenues for the first fiscal quarter ended April 30, 1998 were $170.7 million as compared with $225.5 million for the same quarter last year, a decrease of 24.3%. The decrease in sales and operating revenues was due primarily to a 19.0% decrease in sales prices and a 7.6% decline in sales volume. Gallonage sold decreased by 19.7 million gallons to
238.5 million gallons primarily because of the previously announced termination of a wholesale supply contract, partially offset by gasoline volume increases of 2.5% per retail outlet.

         Gross profit before depreciation and amortization was $3.5 million for the three months ended April 30, 1998 compared to $11.7 million for the three months ended April 30, 1997. The $8.2 million decrease was principally due to a decrease in retail and wholesale product margins of approximately 2.9 cents and
1.0 cent per gallon, respectively, which resulted in a reduction of $5.4 million of gross profit. In addition, gross profit was impacted by $1.0 million of higher maintenance and environmental expenses during the current period and a LIFO credit of $2.3 million which was recorded during the prior year first quarter.

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

         Other income was $.2 million for the three months ended April 30, 1998 as compared with $.4 million for the quarter ended April 30, 1997. The decrease was primarily due to a $.2 million charge related to the Company's Mt. Vernon terminal (See Item 1. Legal Proceedings in Part II of this Form 10-Q).

         Selling, general and administrative expenses were $5.2 million for the three months ended April 30, 1998 as compared with $5.3 million for the quarter ended April 30, 1997. The decrease was primarily due to a $.4 million reduction in stock option expense, partially offset by a charge for the Company's ESOP which was created in connection with the spin-off of the Company by Getty Realty Corp. on March 21, 1997.

         Depreciation and amortization was $3.7 million for the three month period ended April 30, 1998 as compared with $3.3 million for the three months ended April 30, 1997. The increase was due to higher depreciation as a result of capital expenditures.

         The Company recorded a charge of $.6 million during the quarter ended April 30, 1997 related to change of control agreements in connection with the spin-off of the Company from Getty Realty Corp.

Liquidity and Capital Resources
-------------------------------

         As of April 30, 1998, the Company's working capital amounted to $3.2 million as compared with $5.8 million as of January 31, 1998. The decrease in working capital was primarily due to the net loss incurred during the first quarter.

         The Company's principal source of liquidity is its cash flows from operations, which amounted to $4.9 million during the three months ended April 30, 1998. Management believes that cash requirements for operations, including payments required to be made to Getty Realty Corp. under a master lease and capital expenditures, can be met by cash flows from operations, cash and equivalents and credit lines. The Company has uncommitted lines of credit with three banks in the aggregate amount of $60 million, which may be utilized for working capital borrowings and letters of credit. Borrowings under such lines of credit are unsecured and principally bear interest at the applicable bank's prime rate or, at the Company's option, 1.1% above LIBOR. Such lines of credit are subject to renewal at the discretion of the banks.

         The Company's capital expenditures for the three months ended April 30, 1998 amounted to $4.1 million. The Company's capital expenditures include expenditures to improve the image of the service stations, to improve the terminal facilities and for routine replacement of service station equipment.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              On May 22, 1998, the Company discharged two employees based at its Mt. Vernon, New York terminal for violating Company policy in the performance of their duties. The employees' actions resulted in certain irregularities with respect to environmental testing and reporting requirements at the terminal, which were discovered as a consequence of an inspection by the New York Department of Environmental Conservation immediately followed by an internal investigation conducted by the Company's outside counsel. The matter is currently under investigation by the Westchester County, New York District Attorney's Office, with which the Company is fully cooperating.

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:

               Designation of Exhibit
              in this Quarterly Report
                    on Form 10-Q                     Description of Exhibit
                    ------------                     ----------------------
                         27                          Financial Data Schedule

              (b) Reports on Form 8-K:

                     None.




                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
                                  (Registrant)

Dated:  June 11, 1998                          BY:  /s/ Michael K. Hantman
                                                    ----------------------
                                                         (Signature)
                                                    MICHAEL K. HANTMAN
                                                     Vice President and
                                                     Corporate Controller
                                                     (Principal Financial and
                                                     Accounting Officer)


Dated:  June 11, 1998                          BY:  /s/ Leo Liebowitz
                                                    -----------------
                                                         (Signature)
                                                    LEO LIEBOWITZ
                                                     Chairman and Chief
                                                     Executive Officer
                                       -8-