Form 10-Q
period 1998-07-31
GETTY PETROLEUM MARKETING INC /MD/
filed 1998-09-11
CIK 1025742

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended July 31, 1998               Commission file number 1-14990
                  -------------                                      -------


                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                  11-3339235
           --------                                  ----------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

125 Jericho Turnpike, Jericho, New York                11753
---------------------------------------                -----
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

Registrant has 13,932,983 shares of Common Stock, par value $.01 per share, outstanding as of July 31, 1998.


================================================================================

                         GETTY PETROLEUM MARKETING INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                       Page Number
-------  ---------------------                                       -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of July 31, 1998 and
  January 31, 1998                                                           1

 Consolidated Statements of Operations for the three and
  six months ended July 31, 1998 and 1997                                    2

 Consolidated Statements of Cash Flows for the
  six months ended July 31, 1998 and 1997                                    3

 Notes to Consolidated Financial Statements                                4 - 5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      6 - 8

Part II.  OTHER INFORMATION
--------  -----------------

Item 5.  Other Information                                                   9

Item 6.  Exhibits and Reports on Form 8-K                                    9

Signatures                                                                   9

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


--------------------------------------------------------------------------------------------------------
                                                                          July 31,        January 31,
--------------------------------------------------------------------------------------------------------
Assets:                                                                     1998             1998
--------------------------------------------------------------------------------------------------------
                                                                         (unaudited)
Current assets:
    Cash and equivalents                                                   $6,401            $9,798
    Investments                                                             1,461             1,705
    Accounts receivable, net                                                8,163            11,101
    Inventories                                                            16,471            20,844
    Deferred income taxes                                                   5,876             4,325
    Prepaid expenses and other current assets                               4,974             2,663
                                                                         ---------         ---------

          Total current assets                                             43,346            50,436

Property and equipment, at cost, less
  accumulated depreciation and amortization                                95,396            93,952
Other assets                                                                1,958             1,941
                                                                         ---------         ---------

          Total assets                                                   $140,700          $146,329
                                                                         =========         =========


----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
----------------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable                                                      $16,879           $19,308
    Accrued expenses                                                       10,755            11,933
    Gasoline taxes payable                                                 15,068            13,039
    Income taxes payable                                                        -               307
                                                                         ---------         ---------

          Total current liabilities                                        42,702            44,587

Deferred income taxes                                                      21,275            20,988
Other, principally deposits                                                20,948            20,739
                                                                         ---------         ---------

         Total liabilities                                                 84,925            86,314
                                                                         ---------         ---------


Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
  10,000,000 shares for issuance in series (none of which is issued)            -                 -
 Common stock, par value $.01 per share; authorized
  30,000,000 shares; issued 13,932,983 at July 31, 1998
  and 13,835,956 at January 31, 1998                                          139               138
 Paid-in capital                                                           61,624            61,234
 Retained earnings (deficit)                                               (3,627)            1,181
 Unearned ESOP stock (492,285 shares at July 31, 1998 and
  559,415 shares at January 31, 1998)                                      (2,361)           (2,685)
 Accumulated other comprehensive earnings                                       -               147
                                                                         ---------         ---------

          Total stockholders' equity                                       55,775            60,015
                                                                         ---------         ---------

          Total liabilities and stockholders' equity                     $140,700          $146,329
                                                                         =========         =========

                             See accompanying notes.

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------
                                                Three months ended July 31,     Six months ended July 31,
-----------------------------------------------------------------------------------------------------------
                                                     1998           1997           1998           1997
-----------------------------------------------------------------------------------------------------------
Sales and operating revenues                      $172,528       $222,359        $343,269       $447,851
Other income                                           702            392             872            823
                                                --------------------------     --------------------------
                                                   173,230        222,751         344,141        448,674
                                                --------------------------     --------------------------

Cost of sales and operating expenses
  (excluding depreciation and amortization)        166,338        217,906         333,593        431,708
Selling, general and administrative expenses         5,383          8,738          10,581         14,038
Depreciation and amortization                        3,784          3,362           7,501          6,660
Interest expense                                       217            187             428            409
Change of control charge                                 -              -               -            637
                                                --------------------------     --------------------------
                                                   175,722        230,193         352,103        453,452
                                                --------------------------     --------------------------

Loss before credit for income taxes                 (2,492)        (7,442)         (7,962)        (4,778)
Credit for income taxes                               (996)        (2,951)         (3,154)        (1,847)
                                                --------------------------     --------------------------

Net loss                                           ($1,496)       ($4,491)        ($4,808)       ($2,931)
                                                ==========================     ==========================

Net loss per share:
  Basic                                              ($.11)         ($.35)          ($.36)         ($.23)
  Diluted                                            ($.11)         ($.35)          ($.36)         ($.23)

Weighted average shares outstanding:
  Basic                                             13,409         12,864          13,373         12,832
  Diluted                                           13,409         12,864          13,373         12,832


                             See accompanying notes.

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                          Six months ended
                                                              July 31,
                                                     -------------------------
                                                        1998           1997
                                                        ----           ----
Cash flows from operating activities:
Net loss                                              ($4,808)       ($2,931)
Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                       7,501          6,660
    Deferred income taxes                              (1,167)        (1,576)
    ESOP charge                                           397            221
    Stock option charge                                     -          3,971
    Change of control charge                                -            637
    Gain on dispositions of equipment                    (343)           (32)
Changes in assets and liabilities:
    Accounts receivable                                 2,938           (601)
    Inventories                                         4,373         (6,851)
    Prepaid expenses and other current assets          (2,317)         3,221
    Other assets                                          (35)           214
    Accounts payable, accrued expenses and
      gasoline taxes payable                           (1,578)         1,889
    Income taxes payable                                 (307)             -
    Other, principally deposits                           209            490
                                                      -----------------------

          Net cash provided by operating activities     4,863          5,312
                                                      -----------------------

Cash flows from investing activities:
    Capital expenditures                               (9,021)        (6,774)
    Proceeds from dispositions of equipment               443             47
                                                      -----------------------

          Net cash used in investing activities        (8,578)        (6,727)
                                                      -----------------------

Cash flows from financing activities:
    Stock options and common stock                        318            530
                                                      -----------------------

          Net cash provided by financing activities       318            530
                                                      -----------------------

Net decrease in cash and equivalents                   (3,397)          (885)
Cash and equivalents at beginning of period             9,798          7,517
                                                      -----------------------

Cash and equivalents at end of period                  $6,401         $6,632
                                                      =======================


Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                         $299           $213
        Income taxes, net                               1,462            742




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

2. Loss per share:

     Loss per share amounts are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. For the quarters and six months ended July 31, 1998 and 1997, diluted per share amounts do not reflect the potential dilution from the exercise of stock options since such inclusion would be antidilutive.

3. Stockholders' equity:

     A summary of the changes in stockholders' equity for the six months ended July 31, 1998 is as follows (in thousands):

                                                                                     Accumulated
                                                       Retained                         Other
                            Common         Paid-in     Earnings                     Comprehensive
                             Stock         Capital    (Deficit)           ESOP        Earnings(*)     Total
------------------------------------------------------------------------------------------------------------
Balance,
 January 31, 1998              $138       $ 61,234       $ 1,181        $(2,685)         $147       $60,015

Comprehensive loss:
 Net loss                                                 (4,808)                                    (4,808)
 Net unrealized loss
  on equity securities                                                                  (147)          (147)
                                                                                                     -------
     Total comprehensive
      loss                                                                                           (4,955)
                                                                                                     -------

ESOP stock committed
 to be released                                 73                          324                         397

Issuance of
 common stock                                   67                                                       67

Stock options                     1            250                                                      251
                          ---------------------------------------------------------------------------------
Balance, July 31, 1998         $139       $ 61,624       $(3,627)       $(2,361)         $  -       $55,775
                          =================================================================================

(*) Balance at January 31, 1998 represents net unrealized gain on equity securities. For the three months ended July 31, 1998, the Company had a net unrealized loss on equity securities of $319. For the three and six months ended July 31, 1997, the Company had no other comprehensive earnings or losses.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Quarter ended July 31, 1998 compared with quarter ended July 31, 1997
 --------------------------------

         Sales and operating revenues for the second fiscal quarter ended July 31, 1998 were $172.5 million as compared with $222.4 million for the same quarter last year, a decrease of 22.4%. The decrease in sales and operating revenues was due primarily to a 15.1% decrease in sales prices and a 9.6% decline in sales volume. Gallonage sold decreased by 26.4 million gallons to
250.0 million gallons primarily because of the previously announced termination of a wholesale supply contract.

         Gross profit before depreciation and amortization was $6.2 million for the three months ended July 31, 1998 as compared with $4.5 million for the three months ended July 31, 1997. The improvement of $1.7 million was principally due to an increase in retail product margins of approximately 0.9 cents per gallon, which resulted in an additional $1.9 million of gross profit, partially offset by $.6 million of higher maintenance and environmental expenses during the current period.

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

         Other income was $.7 million for the three months ended July 31, 1998 as compared with $.4 million for the quarter ended July 31, 1997. The increase was primarily due to higher gains on dispositions of assets.

         Selling, general and administrative expenses were $5.4 million for the three months ended July 31, 1998 as compared with $8.7 million for the quarter ended July 31, 1997. The decrease was primarily due to $3.5 million of stock option expense recorded during the quarter ended July 31, 1997.

         Depreciation and amortization was $3.8 million for the three month period ended July 31, 1998 as compared with $3.4 million for the three months ended July 31, 1997. The increase was due to higher depreciation as a result of capital expenditures.

Results of Operations - Six months ended July 31, 1998 compared with six months ended July 31, 1997
 -----------------------------------

         Sales and operating revenues for the six months ended July 31, 1998 were $343.3 million as compared with $447.9 million for the six months ended July 31, 1997, a decrease of 23.4%. The decrease in sales and operating revenues was due primarily to a 17.1% decrease in sales prices and an 8.6% decline in sales volume. Gallonage sold decreased by 46.1 million gallons to 488.5 million gallons, primarily because of the previously announced termination of a wholesale supply contract.

         Gross profit before depreciation and amortization was $9.7 million for the six months ended July 31, 1998 as compared with $16.1 million for the six months ended July 31, 1997. The $6.4 million decrease was principally due to a decrease in retail product margins of approximately 0.8 cents per gallon, which resulted in a reduction of $3.3 million of gross profit. In addition, gross profit was impacted by $1.6 million of higher maintenance and environmental expenses during the current period and a LIFO credit of $2.1 million which was recorded during the prior year period.

         Other income was $.9 million for the six months ended July 31, 1998 as compared with $.8 million for the six months ended July 31, 1997. The increase was primarily due to higher gains on dispositions of assets of $.3 million, partially offset by a $.2 million legal charge related to the Company's Mt. Vernon terminal.

         Selling, general and administrative expenses were $10.6 million for the six months ended July 31, 1998 as compared with $14.0 million for the six months ended July 31, 1997. The decrease was primarily due to a $4.0 million reduction in stock option expense, partially offset by $.2 million of higher charges for the Company's Employee Stock Ownership Plan which became effective on April 1, 1997.

         Depreciation and amortization was $7.5 million for the six month period ended July 31, 1998 as compared with $6.7 million for the six months ended July 31, 1997. The increase was due to higher depreciation as a result of capital expenditures.

         The Company recorded a charge of $.6 million during the six months ended July 31, 1997 related to change of control agreements in connection with the spin-off of the Company from Getty Realty Corp.

Liquidity and Capital Resources
-------------------------------

         As of July 31, 1998, working capital amounted to $.6 million as compared with $5.8 million as of January 31, 1998. The decrease in working capital was primarily due to the net loss incurred during the current period.

         The Company's principal sources of liquidity are cash flows from operations, which amounted to $4.9 million during the six months ended July 31, 1998. Management believes that cash requirements for operations and capital expenditures can be met by cash flows from operations, cash and equivalents and credit lines. As of July 31, 1998, such uncommitted lines of credit amounted to $60 million, of which $.5 million was utilized in connection with outstanding letters of credit. Borrowings under such lines of credit are unsecured and principally bear interest at the applicable bank's prime rate or, at the Company's option, 1.1% above LIBOR. Such lines of credit are subject to renewal at the discretion of the banks.

         The Company's capital expenditures for the six months ended July 31, 1998 amounted to $9.0 million. The Company's capital expenditures include expenditures to improve the image of the service stations, to improve the terminal facilities and for routine replacement of service station equipment.

                           PART II. OTHER INFORMATION

Item 6.  Other Information

                  The date by which proposals of security holders intended to be presented at the next annual meeting, currently scheduled for June 17, 1999, must be received by the Company for inclusion in the proxy statement for such meeting is December 31, 1998.

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

                         None


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

                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
                                  (Registrant)


Dated:  September 11, 1998         BY: /s/ MICHAEL K. HANTMAN
                                       ---------------------------------
                                             (Signature)
                                        MICHAEL K. HANTMAN
                                         Vice President and
                                         Corporate Controller
                                         (Principal Financial and
                                         Accounting Officer)


Dated:  September 11, 1998         BY: /s/ LEO LIEBOWITZ
                                       ---------------------------------
                                             (Signature)
                                        LEO LIEBOWITZ
                                         Chairman and Chief Executive Officer