Form 10-Q
period 1998-10-31
GETTY PETROLEUM MARKETING INC /MD/
filed 1998-12-14
CIK 1025742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended October 31, 1998                Commission file number 1-14990
                  ----------------                                       -------


                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                                11-3339235
           --------                                                ----------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

125 Jericho Turnpike, Jericho, New York                            11753
---------------------------------------                            -----
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

Registrant has 13,933,328 shares of Common Stock, par value $.01 per share, outstanding as of October 31, 1998.

================================================================================

                         GETTY PETROLEUM MARKETING INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                      Page Number
------------------------------                                      -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of October 31, 1998 and
  January 31, 1998                                                         1

 Consolidated Statements of Operations for the three and
  nine months ended October 31, 1998 and 1997                              2

 Consolidated Statements of Cash Flows for the
  nine months ended October 31, 1998 and 1997                              3

 Notes to Consolidated Financial Statements                              4 - 5

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                6 - 9

Part II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                  10

Signatures                                                                 10

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

-----------------------------------------------------------------------------------------------
                                                                    October 31,    January 31,
-----------------------------------------------------------------------------------------------
Assets:                                                                1998           1998
-----------------------------------------------------------------------------------------------
Current assets:
    Cash and equivalents                                             $  5,249       $  9,798
    Investments                                                         1,522          1,705
    Accounts receivable, net                                            8,444         11,101
    Inventories                                                        19,786         20,844
    Deferred income taxes                                               6,236          4,325
    Prepaid expenses and other current assets                           5,894          2,663
                                                                     --------       --------

          Total current assets                                         47,131         50,436

Property and equipment, at cost, less
  accumulated depreciation and amortization                            98,478         93,952
Other assets                                                            3,881          1,941
                                                                     --------       --------

          Total assets                                               $149,490       $146,329
                                                                     ========       ========


-----------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
-----------------------------------------------------------------------------------------------

Current liabilities:
    Short-term borrowings                                            $  3,000       $      -
    Accounts payable                                                   22,591         19,308
    Accrued expenses                                                   11,847         11,933
    Gasoline taxes payable                                             13,383         13,039
    Income taxes payable                                                    -            307
                                                                     --------       --------

          Total current liabilities                                    50,821         44,587

Deferred income taxes                                                  21,480         20,988
Other, principally deposits                                            21,149         20,739
                                                                     --------       --------

         Total liabilities                                             93,450         86,314
                                                                     --------       --------


Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
  10,000,000 shares for issuance in series (none of which is issued)        -              -
 Common stock, par value $.01 per share; authorized
  30,000,000 shares; issued 13,933,328 at October 31, 1998
  and 13,835,956 at January 31, 1998                                      139            138
 Paid-in capital                                                       61,599         61,234
 Retained earnings (deficit)                                           (3,531)         1,181
 Unearned ESOP stock (458,720 shares at October 31, 1998 and
  559,415 shares at January 31, 1998)                                  (2,202)        (2,685)
 Accumulated other comprehensive earnings                                  35            147
                                                                     --------       --------

          Total stockholders' equity                                   56,040         60,015
                                                                     --------       --------

          Total liabilities and stockholders' equity                 $149,490       $146,329
                                                                     ========       ========

                             See accompanying notes.

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

----------------------------------------------------------------------------------------------------------------
                                              Three months ended October 31,      Nine months ended October 31,
----------------------------------------------------------------------------------------------------------------
                                                 1998                 1997          1998                 1997
----------------------------------------------------------------------------------------------------------------
Sales and operating revenues                   $158,729             $235,155      $501,998             $683,006
Other income                                        419                  405         1,291                1,228
                                               -----------------------------      -----------------------------
                                                159,148              235,560       503,289              684,234
                                               -----------------------------      -----------------------------

Cost of sales and operating expenses
  (excluding depreciation and amortization)     149,421              223,232       483,014              654,940
Selling, general and administrative expenses      5,450                4,217        16,031               18,255
Depreciation and amortization                     3,889                3,461        11,390               10,121
Interest expense                                    223                  194           651                  603
Severance charge                                      -                1,435             -                1,435
Change of control charge                              -                    -             -                  637
                                               -----------------------------      -----------------------------
                                                158,983              232,539       511,086              685,991
                                               -----------------------------      -----------------------------

Earnings  (loss) before provision (credit)
   for income taxes                                 165                3,021        (7,797)              (1,757)
Provison (credit) for income taxes                   69                1,162        (3,085)                (685)
                                               -----------------------------      -----------------------------

Net earnings (loss)                                 $96               $1,859       ($4,712)             ($1,072)
                                               =============================      =============================

Net earnings (loss) per share:
  Basic                                            $.01                 $.14         ($.35)               ($.08)
  Diluted                                          $.01                 $.14         ($.35)               ($.08)

Weighted average shares outstanding:
  Basic                                          13,453               13,022        13,400               12,910
  Diluted                                        13,528               13,324        13,400               12,910

                             See accompanying notes.

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Nine months ended
                                                             October 31,
                                                          ----------------------
                                                            1998        1997
                                                            ----        ----
Cash flows from operating activities:
Net loss                                                  ($4,712)    ($1,072)
Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                          11,390      10,121
    Deferred income taxes                                  (1,348)     (1,868)
    ESOP charge                                               530         407
    Stock option charge                                         0       2,820
    Change of control charge                                    0         637
    Gain on dispositions of property and equipment           (338)        (52)
Changes in assets and liabilities, net of acquisition:
    Accounts receivable                                     2,657       4,119
    Inventories                                             1,062     (10,531)
    Prepaid expenses and other current assets              (2,796)      3,108
    Other assets                                             (137)        116
    Accounts payable, accrued expenses and
      gasoline taxes payable                                3,066       1,848
    Income taxes payable                                     (307)        377
    Other, principally deposits                               410       1,927
                                                          --------------------
          Net cash provided by operating activities         9,477      11,957
                                                          --------------------

Cash flows from investing activities:
    Capital expenditures                                  (15,703)    (10,316)
    Acquisition                                            (2,141)          0
    Proceeds from dispositions of property and equipment      499          74
                                                          --------------------
          Net cash used in investing activities           (17,345)    (10,242)
                                                          --------------------

Cash flows from financing activities:
    Short-term borrowings                                   3,000           0
    Stock options and common stock                            319         676
                                                          --------------------
          Net cash provided by financing activities         3,319         676
                                                          --------------------

Net increase (decrease) in cash and equivalents            (4,549)      2,391
Cash and equivalents at beginning of period                 9,798       7,517
                                                          --------------------
Cash and equivalents at end of period                      $5,249      $9,908
                                                          ====================


Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                             $449        $302
        Income taxes, net                                   1,468         806


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

2. Earnings (loss) per share:

     Basic earnings (loss) per share amounts are computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the periods presented. For the quarters ended October 31, 1998 and 1997, diluted earnings per share reflects the potential dilution from the exercise of stock options in the amount of 75,000 shares and 302,000 shares, respectively. For the nine months ended October 31, 1998 and 1997, diluted per share amounts do not reflect the potential dilution from the exercise of stock options since such inclusion would be antidilutive.

3. Stockholders' equity:

     A summary of the changes in stockholders' equity for the nine months ended October 31, 1998 is as follows (in thousands):

                                                                                     Accumulated
                                                       Retained                        Other
                            Common         Paid-in     Earnings                     Comprehensive
                             Stock         Capital    (Deficit)           ESOP        Earnings(*)     Total
------------------------------------------------------------------------------------------------------------
Balance, January 31, 1998      $138       $ 61,234       $ 1,181        $(2,685)         $147       $60,015

Comprehensive loss:
 Net loss                                                 (4,712)                                    (4,712)
 Net unrealized loss
  on equity securities                                                                  (112)          (112)
                                                                                                     ------
     Total                                                                                           (4,824)

ESOP stock committed
 to be released                                 47                          483                         530

Issuance of common stock                        68                                                       68

Stock options                     1            250                                                      251
                            -------------------------------------------------------------------------------
Balance, October 31, 1998      $139       $ 61,599       $(3,531)       $(2,202)         $ 35       $56,040
                            ===============================================================================

(*) Balance at January 31, 1998 and October 31, 1998 represents net unrealized gain on equity securities. For the three months ended October 31, 1998, the Company had a net unrealized gain on equity securities of $35. For the three and nine months ended October 31, 1997, the Company had no other comprehensive earnings or losses.

                                       -5-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Quarter ended October 31, 1998 compared with quarter ended October 31, 1997
 -----------------------------------

         Sales and operating revenues for the third fiscal quarter ended October 31, 1998 were $158.7 million as compared with $235.2 million for the same quarter last year, a decrease of 32.5%. The decrease in sales and operating revenues was due primarily to a 22.9% decrease in sales prices and a 14.1% decline in sales volume. Gallonage sold decreased by 38.1 million gallons to
231.7 million gallons, primarily because of the termination of a wholesale supply contract as of December 31, 1997.

         Gross profit before depreciation and amortization was $9.3 million for the three months ended October 31, 1998 as compared with $11.9 million for the three months ended October 31, 1997. The reduction of $2.6 million was principally due to a decrease in retail product margins of approximately 1.0 cents per gallon, which resulted in a reduction of $2.0 million of gross profit, plus $.3 million of lower gross profit due to lower sales volume.

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

         Other income was $.4 million for each of the three month periods ended October 31, 1998 and 1997.

         Selling, general and administrative expenses were $5.5 million for the three months ended October 31, 1998 as compared with $4.2 million for the quarter ended October 31, 1997. The increase was primarily due to a $1.2 million stock option benefit recorded during the quarter ended October 31, 1997.

         Depreciation and amortization was $3.9 million for the three month period ended October 31, 1998 as compared with $3.5 million for the three months ended October 31, 1997. The increase was due to higher depreciation as a result of capital expenditures.

         The severance charge of $1.4 million during the quarter ended October 31, 1997 related to the resignation of the Company's Chief Operating Officer effective October 31, 1997. The Company is making payments of approximately $.3 million per year over the five-year term of the severance agreement.

Results of Operations - Nine months ended October 31, 1998 compared with nine months ended October 31, 1997
 ---------------------------------------

         Sales and operating revenues for the nine months ended October 31, 1998 were $502.0 million as compared with $683.0 million for the nine months ended October 31, 1997, a decrease of 26.5%. The decrease in sales and operating revenues was due primarily to a 19.1% decrease in sales prices and a 10.5% decline in sales volume. Gallonage sold decreased by 84.3 million gallons to
720.2 million gallons, primarily because of the termination of a wholesale supply contract as of December 31, 1997.

         Gross profit before depreciation and amortization was $19.0 million for the nine months ended October 31, 1998 as compared with $28.1 million for the nine months ended October 31, 1997. The $9.1 million decrease was principally due to a decrease in retail product margins of approximately 0.8 cents per gallon, which resulted in a reduction of $4.7 million of gross profit. In addition, gross profit was impacted by $2.0 million of higher maintenance and environmental expenses during the current nine month period and a LIFO credit of approximately $2.5 million which was recorded during the prior year period.

         Other income was $1.3 million for each of the nine month periods ended October 31, 1998 and 1997.

         Selling, general and administrative expenses were $16.0 million for the nine months ended October 31, 1998 as compared with $18.3 million for the nine months ended October 31, 1997. The decrease was primarily due to $2.8 million of stock option expense recorded during the nine months ended October 31, 1997.

         Depreciation and amortization was $11.4 million for the nine month period ended October 31, 1998 as compared with $10.1 million for the nine months ended October 31, 1997. The increase was due to higher depreciation as a result of capital expenditures.

         The Company recorded a severance charge of $1.4 million during the quarter ended October 31, 1997 as previously discussed.

         The Company recorded a charge of $.6 million during the nine months ended October 31, 1997 related to change of control agreements in connection with the spin-off of the Company from Getty Realty Corp.

Liquidity and Capital Resources
-------------------------------

         As of October 31, 1998, working capital amounted to a deficit of $3.7 million as compared with positive working capital of $5.8 million as of January 31, 1998. The Company is able to operate its business with negative working capital, principally because most sales are for cash and payment terms have been received from vendors and for gasoline taxes. The decrease in working capital was primarily due to the net loss of $4.7 million incurred during the current period, $15.7 million of capital expenditures and $2.1 million related to a heating oil company acquisition, partially offset by working capital generated during the period from operations.

         The Company's principal sources of liquidity are cash flows from operations, which amounted to $9.5 million during the nine months ended October 31, 1998. Management believes that cash requirements for operations and capital expenditures can be met by cash flows from operations, cash and equivalents and credit lines. As of October 31, 1998, such uncommitted lines of credit amounted to $60 million, of which $3.0 million was utilized for short-term borrowings and $2.0 million was utilized in connection with outstanding letters of credit to support the Company's self-insurance programs. Borrowings under such lines of credit are unsecured and principally bear interest at the applicable bank's prime rate or, at the Company's option, 1.1% above LIBOR. Such lines of credit are subject to termination at the discretion of the banks.

         The Company's capital expenditures for the nine months ended October 31, 1998 amounted to $15.7 million. The Company's capital expenditures include expenditures to improve the image of the service stations, to improve the terminal facilities and for routine replacement of service station equipment.

Year 2000
---------

         The Year 2000 issue has arisen because for many years some computer software programs and systems have utilized only two digits to specify the year. As a result, these programs and systems may not be able to recognize and process dates beyond 1999, which may cause these programs to malfunction or not be able to accurately process information.

         The Company has implemented a Year 2000 program for its internal systems and equipment relating to its information technology systems and non-information technology systems which has four phases: (1) identification;
(2) assessment; (3) remediation (including modification, upgrading and replacement); and (4) testing. The identification and assessment phases for all of the Company's significant internal business systems and equipment are complete. Of the information technolgy systems that require modification, approximately 80% have been remediated as of October 31, 1998. The remediation phase is expected to be completed in March 1999. Most of the remediation phase consists of modifying existing systems and programs. Testing of systems and programs following remediation is expected to be completed by June 30, 1999.

         The Company is also reviewing the Year 2000 readiness of third parties who provide goods or services which are essential to the Company's operations such as the parties who provide banking services, credit card processing and product suppliers. The Company has initiated formal communications with material third parties in order to determine the extent to which the Company is vulnerable to any failure by such third parties to remediate their respective Year 2000 problems and resolve such problems to the extent practicable.

         The Company is developing a contingency plan to address issues specific to the Year 2000 problem. The Plan is expected to include performing certain processes manually, obtaining replacement systems, changing suppliers where necessary as well as other appropriate measures.

         The Company's senior management and the Board of Directors receive regular updates on the status of the Company's Year 2000 program. The Company does not expect the cost of these Year 2000 efforts to be material since the Company believes the majority of the compliance costs will be funded by reallocating existing internal resources rather than incurring incremental costs.

         The Year 2000 issue presents a number of risks and uncertainties that could affect the Company,which include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the ability of third parties to remediate their respective systems. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

Special Factors Regarding Forward-Looking Statements
----------------------------------------------------

         Certain statements in this Quarterly Report on Form 10-Q may constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "believes", "expects", "plans", "estimates" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: volatility of petroleum marketing margins; maturity of the petroleum marketing industry; the impact of energy efficiency and technology on demand for petroleum products; competition; the effects of regulation; the Company's expectations as to when it will complete the remediation and testing phases of its Year 2000 program as well as its Year 2000 contingency plan; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems and equipment will be Year 2000 compliant in a timely manner.

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

                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
                                  (Registrant)


Dated:  December 14, 1998         BY:  /s/ Michael K. Hantman
                                       -----------------------------------
                                            (Signature)
                                       MICHAEL K. HANTMAN
                                        Vice President and
                                        Corporate Controller
                                        (Principal Financial and
                                        Accounting Officer)



Dated:  December 14, 1998         BY:  /s/ Leo Liebowitz
                                       ---------------------------------------
                                            (Signature)
                                       LEO LIEBOWITZ
                                        Chairman and Chief Executive Officer