Form 10-K405
period 1999-01-31
GETTY PETROLEUM MARKETING INC /MD/
filed 1999-04-30
CIK 1025742

                 ==============================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the fiscal year ended JANUARY 31, 1999
                          ----------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                        Commission file number 1-14990

                         GETTY PETROLEUM MARKETING INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                              11-3339235
-------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                              identification no.)

125 Jericho Turnpike, Jericho, New York                             11753
---------------------------------------                          -----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: 516-338-6000
                                                    ------------

Securities registered pursuant to Section 12 (b) of the Act:
                                                      Name of each exchange on
     Title of each class                                   which registered
----------------------------                          -------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates (8,422,099 shares) of the Company was $24,213,534 as of April 22, 1999.

The registrant had outstanding 13,945,526 shares of common stock as of April 22, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

             Document                                                           Part of Form 10-K
             --------                                                           -----------------
Annual Report to Stockholders for the fiscal year
 ended January 31, 1999 (the "Annual Report")(pages 9 through 28).                     II

Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (the
 "Proxy Statement") which will be filed by the registrant on or prior to 120 days following the end of the registrant's fiscal year ended January 31, 1999
 pursuant to Regulation 14A.                                                           III

                 ==============================================

                                     PART 1

ITEM 1.  BUSINESS

Getty Petroleum Marketing Inc. (the "Company") was incorporated in Maryland on October 1, 1996, to be the successor to the petroleum marketing and New York Mid-Hudson Valley heating oil businesses of Getty Petroleum Corp. (now known as Getty Realty Corp.). On January 31, 1997, Getty Realty Corp. transferred these businesses to the Company, and on March 21, 1997 completed the spin-off of the Company by distributing the stock of the Company to Getty Realty Corp. stockholders on a one-for-one basis (the "spin-off"). The Company's principal executive offices are located at 125 Jericho Turnpike, Jericho, New York 11753.

GENERAL

The Company, together with its subsidiaries, is one of the nation's largest independent marketers of petroleum products. The Company serves retail and wholesale customers through a distribution and marketing network of 1,263 Getty(R) and other branded retail outlets (also referred to as "service stations") located in 12 Northeastern and Middle-Atlantic states, certain of which also have convenience food stores. The Company stores and distributes petroleum products from 10 proprietary distribution terminals and bulk plants and 17 throughput and exchange terminals. The Company purchases gasoline, fuel oil and related petroleum products from a number of Northeast and Middle-Atlantic suppliers. These products are delivered by cargo ship, barge, pipeline and truck to the Company's distribution terminals and bulk plants located in the Company's marketing region. Through its proprietary truck transportation fleet and its distribution network, the Company sells and distributes such products throughout its 12 state marketing region. Of the 1,263 retail outlets supplied by the Company at January 31, 1999, approximately 80% are held by the Company under long-term leases or subleases with Getty Realty Corp. ("Realty"). The remaining retail outlets purchase petroleum products from the Company under contract as licensed Getty dealers or from licensed Getty distributors who purchase Getty products from the Company. The Company also sells, on a wholesale basis, gasoline, fuel oil, diesel fuel and kerosene from distribution terminals and bulk plants in truckload and barge quantities and sells fuel oil, kerosene, propane and oil burner and related services to residential, commercial and governmental customers in New York's Mid-Hudson Valley.

The Company and its predecessors have been in the petroleum marketing business for over 40 years. Mr. Leo Liebowitz, Chairman, Chief Executive Officer and a director of the Company, and Mr. Milton Safenowitz, a former director of the Company and a former executive vice president of the Company's predecessors, entered the petroleum marketing business in 1955 with one service station and pursued a strategy of expanding the business principally through acquisitions. Prior to 1985, the Company's predecessors had expanded into five states under various brand names, principally Power Test. On February 1, 1985, the Company's predecessors acquired the marketing and distribution assets of Getty Oil Company in the Northeastern and Mid-Atlantic states from a subsidiary of Texaco Inc. The Getty acquisition included the Getty trademark and trade name, service stations, distribution terminals and a wholesale heating oil and middle distillate marketing network in six states.

During the period from 1985 to 1991, the Company's predecessors continued to expand by acquiring numerous small regional distributors, service stations and convenience food stores. In addition to adding locations through fee ownership and leasing, the Company's predecessors continued to implement its program of adding non-petroleum products and revenue enhancing services at retail outlets in its marketing network, particularly convenience food stores and automotive repair shops. Commencing in 1992, the Company's predecessors implemented a comprehensive program of evaluating retail outlets to determine the long-term viability of certain locations as gasoline stations. Over the following five years, this process resulted in the divestment of non-strategic and uneconomic retail outlets. The Company and Realty are parties to a master lease ("Master Lease") which was executed as part of the spin-off. Under the Master Lease, the Company leased from Realty certain retail outlets which were owned by Realty at the time of the spin-off and subleased from Realty certain retail outlets which were leased by Realty at the time of the spin-off. In addition, the Company has a royalty free license to use the Getty trademark in its marketing territory.

OPERATING STRATEGY

The Company's operating strategy is to market motor fuels through service stations operated by independent Getty-licensed dealers, many of whom sublease service stations and convenience stores from the Company. The Company's dealers either buy their petroleum products from the Company or from licensed Getty distributors who purchase Getty products from the Company, or sell the Company's petroleum products and receive a commission. The Company views each of its retail outlets as a "profit center" and believes that independent operators, with greater financial incentive than salaried employees, generally operate retail outlets more economically. Moreover, the leasing and subleasing of retail outlets to independent operators has provided the Company with a steady and increasing source of rental income and has enabled the Company to reduce its direct operating costs.

The Company directly operated 10 retail outlets at January 31, 1999 utilizing salaried employees. While the Company seeks to sublease retail outlets to independent operators, it historically has retained a small number of Company operated outlets. These outlets permit management to keep abreast of changes in retail marketing, assist in providing practical guidance to independent dealers and test new products and concepts.

Certain of the outlets have convenience food stores and automotive repair centers. The Company receives higher rentals from these properties as a result of these additional uses.

The Company intends to expand its retail operations by leasing or purchasing new sites and by entering into supply agreements with third parties. Under the Master Lease and other agreements, Realty has no obligation to procure and lease new properties to the Company.

DISTRIBUTION

The Company's retail outlets sell gasoline, diesel fuel and other related petroleum products (such as motor oil and lubricants) under the brand name "Getty" or, to a limited extent, under other brand names in the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, and Virginia.

As of January 31, 1999, the Company had 1,263 Getty and other branded retail outlets as follows:

(i) 10 Company operated retail outlets which are operated by salaried employees;

(ii) 100 sublessee dealer operated retail outlets (dealers who sublease retail outlets and purchase their petroleum products from the Company);

(iii) 840 commission sublessee dealer operated retail outlets (dealers who sublease retail outlets and receive a commission for sale of the Company's petroleum products);

(iv) 71 retail outlets operated by management contractors (dealers who operate the Company's retail outlets pursuant to a management contract);

(v) 95 contract dealer retail outlets (dealers who purchase their petroleum products from the Company or sell the Company's petroleum products on a commission basis, but do not sublease retail outlets from the Company);

(vi) 23 distributors who purchase their petroleum products from the Company, which distributors in turn supply the petroleum product requirements of 126 retail outlets; and

(vii) 21 inactive outlets under construction or to be disposed of.

The table below summarizes the aggregate additions and deletions to the number of retail outlets during each of the three fiscal years ended January 31, 1999:


                                                 RETAIL OUTLETS                                 RETAIL OUTLETS
                                                  AT BEGINNING                                      AT END
          FISCAL YEAR                               OF PERIOD    ADDITIONS        DELETIONS        OF PERIOD
          -----------                               ---------    ---------        ---------        ---------
1999........................................          1,317          28                82             1,263

1998........................................          1,560           -             243(a)            1,317

1997........................................          1,625           7                72             1,560


(a) Primarily related to non-renewal of supply contract with Uni-Marts, Inc.

The Company generally extends three-year lease terms to its dealers, except for new dealers, who generally receive a one-year trial lease. These leases generally provide for fixed rentals at competitive rates. In addition, most leases provide for an additional rental if the dealer fails to sell certain minimum quantities of gasoline during a month. The lessee of a retail outlet is generally responsible for payment of utilities and for all maintenance and repairs, except for structural and marketing equipment repairs and capital improvements, which are performed by the Company.

The Company distributes its petroleum products from 10 distribution terminals and bulk plants, which are leased from Realty pursuant to the terms of the Master Lease. These distribution terminals and bulk plants are located in New York, New Jersey, Rhode Island, Pennsylvania, and Connecticut, and have an aggregate storage capacity of approximately 57 million gallons. The terminals located in East Providence, Rhode Island and Rensselaer, New York are deep-water terminals, capable of handling large vessels. In addition, the Company utilizes 17 additional terminals pursuant to thruput and storage agreements with unrelated parties. A substantial portion of the petroleum products are transported to retail outlets by the Company's truck transportation fleet subsidiary, whose drivers are compensated in part on an incentive-based system.

The Company also sells, through its KOSCO subsidiary, heating oil, propane (LPG) and related services directly to approximately 30,700 retail and commercial customers in the New York Mid-Hudson Valley. In addition, the Company is a wholesale supplier of #2 heating oil in the Northeast, supplying heating oil to dealers who deliver to residences and commercial accounts. Diesel fuel and kerosene are marketed both to distributors of such products and directly by the Company to retail outlets and consumers.

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

Historically, petroleum prices have been subject to extreme volatility and there have been periodic shortages followed by periods of oversupply. We cannot assure you that petroleum prices will not fluctuate greatly or that petroleum products will continue to be available from multiple sources or available in times of shortage. Furthermore, a large, rapid increase in petroleum prices could adversely affect the Company's margins and/or profitability if the Company cannot increase sales prices or automobile consumption of gasoline were to significantly decline as a result of these price increases. Management believes, however, that based upon its experience during times of shortage, the Company will continue to have the ability to acquire petroleum products on competitive terms due in part to the large volume of its purchases and the storage capacity at its distribution terminals.

MARKETING

In order to provide efficient service to retail dealers and other customers, the Company is divided into four marketing regions. The Company's regional marketing personnel provide significant guidance, counseling and assistance to the Company's dealers, including advice on retail operations. The marketing personnel also supervise the Company operated retail outlets.

The Company provides advertising and promotional support to its retail outlets. The Company uses both radio and newspaper media, and implements promotional programs on an ongoing basis.

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

COMPETITION

The Company believes that based on the number of locations served, it is currently one of the largest independent marketers of petroleum products in the United States. Petroleum marketing is highly competitive, and the Company competes with a substantial number of integrated oil companies and other companies who may have greater assets, financial resources and sales. Accordingly, the Company's earnings may be adversely affected by the marketing policies of these companies, which may have greater flexibility to withstand price changes than the Company. The Company competes for new dealers and distributors primarily on the basis of Getty brand acceptance, location, supply, price and marketing support. The retail outlets in the Company's marketing network compete primarily on the basis of Getty brand acceptance, location, customer service, appearance of the retail outlet and price.

REGULATION

The petroleum products industry is subject to numerous federal, state and local laws and regulations. Although compliance with those laws and regulations may have a significant impact on results of operations or liquidity for any single period, the Company believes that the costs related to compliance, except for the environmental matters discussed below, have not had and are not expected to have a material adverse effect on the competitive or financial position of the Company.

The Company is not a refiner and, therefore, is not subject to the Petroleum Marketing Practices Act ("PMPA"), a federal law, with respect to its Getty branded stations. However, pursuant to the Company's agreements with certain of its Getty dealers and distributors, the Company has voluntarily extended to them coverage under PMPA. Under PMPA, the Company complies with certain notice requirements (generally 90 days) and extends nondiscriminatory contracts to certain of its Getty licensed dealers and distributors, whose franchises cannot be terminated or not renewed unless certain PMPA imposed prerequisites are met as provided in the Company's agreements. Although a licensed dealer or distributor who is covered by PMPA is not required to renew his or her franchise, because the Company has agreed to comply with PMPA with respect to such dealers or distributors, the Company is required to renew the franchises of dealers and distributors who elect to renew. However, franchisees may be terminated or not renewed for violating certain provisions of the Company's agreements as permitted under PMPA. The PMPA permitted grounds for termination or non-renewal include, among other things, non-payment of rent, misuse of trademark, bankruptcy, criminal misconduct, condemnation and expiration of an underlying lease. Also, the Company may elect not to renew a franchisee upon a determination made in good faith that the franchise relationship is uneconomical to the Company. In such latter instance, the Company must, in accordance with PMPA, offer the franchisee the right to purchase the Company's leasehold interest in the property at a bona fide price. Under the terms of the Master Lease with Realty, the Company would be required to offer to assign its leasehold interest in the property (including all renewal options) to the franchisee who is covered by PMPA.

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

Realty has agreed to pay all costs relating to, and to indemnify the Company for, all scheduled known pre-distribution environmental liabilities and obligations, all scheduled future upgrades necessary to cause USTs to conform to the 1998 federal standards (the "1998 Standards"), and all environmental liabilities and obligations arising out of discharges with respect to properties containing USTs that have not been upgraded to meet the 1998 Standards that are discovered prior to the date these USTs are upgraded to meet the 1998 Standards (collectively, the "Realty Environmental Liabilities"). The Company has not reflected a liability for the Realty Environmental Liabilities in its consolidated balance sheet since Realty remains the primary obligor for such liabilities. In the unlikely event that Realty fails to remediate a contaminated property and the Company is held jointly and severally responsible for the remediation costs, Realty is obligated to indemnify the Company, and any remediation costs paid by the Company will be offset against the Company's rental obligations to Realty under the Master Lease. Because of such rental offset, it is remote that the Company would incur any incremental costs in connection with any such remediation.

The Company will be responsible for, and will indemnify Realty with respect to, all environmental obligations and liabilities other than the Realty Environmental Liabilities. As of January 31, 1999 and 1998, the Company had accrued $1,415,000 and $442,000, respectively, as management's best estimate for environmental remediation costs. In view of the uncertainties associated with environmental expenditures, however, the Company believes it is possible that these expenditures could be substantially higher. Any additional amounts will be reflected in the Company's financial statements as they become known. Although future environmental expenditures may have a significant impact on results of operations for any single fiscal year or interim period, the Company currently believes that these costs will not have a material adverse effect on the Company's financial position.

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

PERSONNEL

As of January 31, 1999, the Company had 622 employees, of which 218 employees, consisting of truck drivers and service technicians, are represented by Amalgamated Local Union 355. The Company considers its relationships with its employees and the union to be satisfactory.

SPECIAL FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "estimates" and similar expressions, we intend to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: volatility of petroleum marketing margins; maturity of the petroleum marketing industry; the impact of economic growth, energy efficiency and technology on demand for petroleum products; natural and political events that may affect the supply of petroleum products; competition; the effects of regulation; the Company's expectations as to when it will complete the remediation and testing phases of its Year 2000 program as well as its Year

2000 contingency plan; the estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems and equipment will be Year 2000 compliant in a timely manner. For a more detailed discussion of risk factors, see the information set forth under the caption "Risk Factors" in the Company's Information Statement dated March 13, 1997.

As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results and stock price. An investment in the Company involves various risks, including those mentioned above and elsewhere in this report and those which are detailed from time to time in the Company's other filings with the Securities and Exchange Commission.

Readers should not place undue reliance on forward-looking statements, which reflect the Company's view only as of the date hereof. The Company undertakes no obligation to publicly release revisions to these forward-looking statements that reflect events or circumstances after the date hereof or reflect the occurrence of unanticipated events.

ITEM 2.  PROPERTIES

Effective February 1, 1997, the Company and Realty entered into the Master Lease under which service station and convenience store properties and terminal facilities (the "Properties") are leased or subleased by Realty as the Lessor to the Company as the Lessee. The Properties are used for gasoline sales, convenience stores, and other complementary lawful uses in conjunction with the sale of petroleum products or convenience store items, except where the provisions of any underlying lease are more restrictive. The Company may sublet any property, provided that the Company remains fully responsible for a sublessee's performance and, except in cases of economic abandonment (as described below), a sublease for uses other than those described above will require Realty's consent. Except for certain environmental and UST obligations described below (and above under Item 1. Business - Regulation), the Master Lease is a "triple-net" lease, with the Company assuming responsibility for the cost of all taxes, maintenance, repairs, insurance and other operating expenses.

Rent for each of the Properties was set using the then fair market value of each Property, assuming the USTs were upgraded to meet the 1998 Standards and Properties were free of known environmental contamination, since Realty is responsible for all such costs. Rent for each Property will increase at the end of each five-year period by the net increase in the Consumer Price Index for all items in the Northeast Region for such five-year period, such increase not to exceed fifteen percent (15%). Rents for all Properties are payable in advance on the first day of the month. The initial term of the Master Lease is (i) fifteen years with respect to Properties owned in fee by Realty and leased to the Company (termination date of January 31, 2012 excluding renewals) and (ii) the length of time remaining under underlying lease terms (which ranges up to fifteen years under the Master Lease) with respect to other Properties leased by Realty from other third parties and subleased to the Company. The Master Lease terms for each category of Properties described above also include four ten-year renewal options (or, with respect to category (ii), such shorter period as the underlying lease may provide), which may be exercised by the Company with two years advance notice on an individual property basis for all Properties then subject to the Master Lease. For the subleased Properties, Realty has agreed to use reasonable efforts to extend the underlying lease terms upon conditions acceptable to the Company. In the event that the Company desires not to renew the sublease upon terms (including any underlying lease term extensions negotiated by Realty) available to it, Realty may extend or renew the lease and sublease the property to a third party after the end of the Company's term. The Bylaws of the Company require that the renewal of leases under the Master Lease, including the exercise of any renewal options, be approved by a majority of Directors, including, for so long as Outside Directors (as defined in Item 10 below) are required to constitute a majority of the Board of Directors, a majority of the Outside Directors. See Item 10. Directors and Executive Officers of the Registrant.

The Master Lease provides that if during the lease term the Company determines that any of the leased premises have become uneconomic or unsuitable for their use as a service station or convenience store and has discontinued use of the Property or intends to discontinue use of the Property as a service station or convenience store within one year of the date of determination, the Company has the right to sublet the Property for any lawful use without Realty's consent and, prior to the commencement of any such sublease term, the Company will remove any USTs on the Property and thereafter perform all requisite environmental investigations and/or remediations. The Company has this right of economic abandonment with respect to no more than ten Properties during any fiscal year of the lease term. The Company has no right of economic abandonment for the terminal premises and the premises subject to third party leases.

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

The Master Lease provides that the Company may make any alterations consistent with the use of the Properties as gasoline stations/convenience stores. Any other alterations require Realty's consent, which may not be unreasonably withheld.

Pursuant to the Master Lease, Realty will be responsible and pay for, and indemnify the Company against, all pre-closing liabilities, including environmental remediation and other matters specifically identified on the relevant Master Lease schedule. Realty also agreed to undertake to have all USTs in compliance with federal underground storage tank regulations not later than December 22, 1998. Since rental rates under the Master Lease assume that the Properties comply with the 1998 Standards, in the event that Realty fails to make the expenditures required for underground storage tank and environmental compliance, the Company will have the right to offset the costs of compliance against its rental obligations under the Master Lease.

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

ITEM 3.  LEGAL PROCEEDINGS

(a) Information in response to this item is incorporated herein by reference from Note 7 of the Notes to Consolidated Financial Statements set forth on page 21 of the Annual Report.

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

In April 1998, the State of New York asserted against KOSCO a claim for $185,000, representing environmental cleanup costs allegedly incurred commencing in 1991. On August 12, 1998, an action was filed in the New York Supreme Court in Albany County to recover $185,000 for cleanup costs plus interest and penalties.

Pursuant to the Distribution Agreement, Realty agreed to defend all claims or proceedings that existed prior to the spin-off and indemnify the Company and its subsidiaries with respect thereto. Pursuant to the Distribution Agreement, Realty retains liability for proceedings relating to the pre-spin-off operation of the business of the Company including KOSCO. Realty is defending and incurring the cost of defense of the two above-described cases and all other matters which occurred prior to the date of the spin-off. In the event any plaintiff in such a proceeding should seek to add the Company as a defendant, the Company believes that Realty will, pursuant to the Distribution Agreement, indemnify and defend the Company in such proceeding.

There have been releases of petroleum products into the environment since the spin-off for which the Company is solely responsible. Some of these releases could result in third party claims against the Company, to which Realty's indemnification obligation will not apply.

Several claims have been asserted against the Company and its subsidiaries for personal injuries incurred after the spin-off, for which Realty has no indemnification obligation. These claims, for which there is insurance coverage subject to a $500,000 per occurrence deductible, are not expected, individually or in the aggregate, to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended January 31, 1999.

EXECUTIVE OFFICERS OF REGISTRANT

The following table lists the executive officers of the Company as of January 31, 1999, their respective ages, the offices and positions held with the Company and the year in which each was elected an officer.

                                                                              Officer
         Name             Age                 Position                         Since
         ----             ---                 --------                        -------
Leo Liebowitz              71      Chairman and Chief Executive Officer        1997
Vincent J. DeLaurentis     48      President and Chief Operating Officer       1997
A. R. Charnes              54      Vice President of Marketing                 1998
Michael K. Hantman         47      Vice President and Corporate Controller     1997
Samuel M. Jones            62      Vice President, Corporate Secretary
                                    and General Counsel                        1997

Mr. Liebowitz has been Chairman and Chief Executive Officer and a director of the Company since March 21, 1997, the date of the spin-off from Realty. He is also the President and Chief Executive Officer and a director of Realty, which positions he has held since 1971. He is also a director of the Regional Banking Advisory Board of Chase Banking Corp.

Mr. DeLaurentis joined the Company as President in August 1997 and assumed the additional position of Chief Operating Officer in June 1998. Prior thereto, Mr. DeLaurentis had been President of Interactive Marketing Ventures, a Safeguard Scientifics partnership company. Until 1996, he was the Vice President and General Manager of Sunoco's Northeast Marketing Region for Sun Company, Inc. During his eight years there, he served in various management roles including Vice President of Marketing, A plus Franchise Manager and Division Manager. His prior experience was with Atlantic Refining and Marketing and ARCO.

Mr. Charnes has been Vice President of Marketing of the Company since September 1998. Prior thereto, he was General Manager of Marketing since February 1998. He joined Realty in 1988 as a Regional Manager and continued in this capacity for the Company effective with the March 21, 1997 spin-off from Realty. Prior to joining Realty, he held various management positions with Marathon Oil Company, which he joined in 1966.

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

ITEM 7A.  MARKET RISK

Information is response to this item is incorporated herein by reference from
Note 7 of the Notes to Consolidated Financial Statements set forth on page 21 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information in response to this item is incorporated herein by reference from the information set forth on pages 14 through 28 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors in response to this item is incorporated herein by reference from material under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 1 through 2 and 4, and page 14, respectively, of the Proxy Statement.

Information regarding executive officers is included in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference from material under the headings "Directors' Meetings, Committees and Executive Officers" and "Compensation" through, and including the material under the heading, "Compensation Committee Interlocks and Insider Participation" on pages 4 through 9 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this item is incorporated herein by reference from material under the heading "Beneficial Ownership of Common Stock" on pages 2 and 3 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated by reference from material under the heading "Certain Transactions" on pages 11 and 12 of the Proxy Statement.

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

3.   Exhibits

The exhibits listed in the Exhibit Index on pages 19 through 21 are filed as part of this annual report.

4.  Reports on Form 8-K

None.

                         GETTY PETROLEUM MARKETING INC.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                  COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
                                ITEMS 14(a) 1 & 2


                                                               Reference
                                                               ---------
                                                      Form 10-K    1999 Annual
                                                       (pages)    Report (pages)
                                                       -------    --------------
Data incorporated by reference from attached
 1999 Annual Report to Stockholders of Getty
 Petroleum Marketing Inc.:

Report of Independent Accountants                                        28

Consolidated Statements of Operations for the
  years ended January 31, 1999, 1998 and 1997                            14

Consolidated Balance Sheets as of January 31,
  1999 and 1998                                                          15

Consolidated Statements of Cash Flows for the
  years ended January 31, 1999, 1998 and 1997                            16

Notes to Consolidated Financial Statements                            17 -  27

Report of Independent Accountants -
  Supplemental Schedule                                    17

Schedule II - Valuation and Qualifying Accounts and
 Reserves for the years ended January 31, 1999, 1998
 and 1997                                                  18


All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

The financial statements listed in the above index which are included in the 1999 Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Part II, Items 5, 6, 7, 7A and 8, the 1999 Annual Report to Stockholders is not deemed filed as part of this report.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Getty Petroleum Marketing Inc.

Our report on our audits of the consolidated financial statements of Getty Petroleum Marketing Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 28 of the 1999 Annual Report to Stockholders of Getty Petroleum Marketing Inc. and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14(a) on page 16 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
March 11, 1999

                GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997
                                 (in thousands)


                                                      BALANCE AT                                BALANCE AT
                                                      BEGINNING                                   END OF
                                                      OF PERIOD     ADDITIONS     DEDUCTIONS      PERIOD
                                                      ---------     ---------     ----------      ------
   1999:
     Allowance for doubtful accounts*...........     $    1,208     $     154     $      461     $     901
                                                     ==========     =========     ==========     =========
   1998:
     Allowance for doubtful accounts*...........     $    1,185     $     466     $      443     $   1,208
                                                     ==========     =========     ==========     =========
   1997:
     Allowance for doubtful accounts*...........     $    1,225     $     417     $      457     $   1,185
                                                     ==========     =========     ==========     =========

* Relates to accounts receivable.

                                 EXHIBIT INDEX

                         GETTY PETROLEUM MARKETING INC.

                           Annual Report on Form 10-K
                   for the fiscal year ended January 31, 1999

Exhibit
  No                        Description
-------                     -----------
  3.2             Articles of Amendment and                   Filed as Exhibit 3.2 to Company's Registration Statement
                  Restatement of the Company.                 on Form 10, File No. 001-14990, and incorporated herein
                                                              by reference.

  3.4             By-Laws of the Company.                     Filed as Exhibit 3.4 to Company's Registration Statement
                                                              on Form 10, File No. 001-14990, and incorporated herein
                                                              by reference.

 10.1             Form of Reorganization and                  Filed as Exhibit 10.1 to Company's Registration Statement
                  Distribution Agreement between              on Form 10, File No. 001-14990, and incorporated herein
                  the Company and Getty                       by reference.
                  Realty Corp.

 10.2             Form of Master Lease Agreement              Filed as Exhibit 10.2 to Company's Registration Statement
                  between the Company and Getty               on Form 10, File No. 001-14990, and incorporated herein
                  Realty Corp.                                by reference.

 10.3             Form of Tax Sharing Agreement               Filed  as  Exhibit  10.3 to Company's Registration Statement
                  between the Company and Getty               on Form 10, File No. 001-14990, and incorporated herein
                  Realty Corp.                                by reference.

 10.4             Form of Services Agreement dated as of      Filed as Exhibit 10.4 to Company's Registration Statement
                  February 1, 1997 between the Company        on Form 10, File No. 001-14990, and incorporated herein
                  and Getty Realty Corp.                      by reference.

10.4A             Services Agreement dated as of February 1,  *
                  1999 between the Company and Getty Realty
                  Corp.

 10.5             Form of Trademark License Agreement         Filed as Exhibit 10.5 to Company's Registration Statement
                  between the Company and Getty Realty        on Form 10, File No. 001-14990, and incorporated herein
                  Corp.                                       by reference.

 10.6             Form of Company's 1997 Stock Option         Filed as Exhibit 10.6 to Company's Registration Statement
                  Plan.                                       on Form 10, File No. 001-14990, and incorporated herein
                                                              by reference.

 10.7             Form of Company's Employee Stock            Filed  as  Exhibit  10.7 to Company's Registration Statement
                  Ownership Plan.                             on Form 10, File No. 001-14990, and incorporated herein
                                                              by reference.

 10.8             Form of Stock Option Reformation            Filed as Exhibit 10.8 to Company's Registration Statement
                  Agreement between the Company and           on Form 10, File No. 001-14990, and incorporated herein
                  Getty Realty Corp.                          by reference.

 10.9             Form of Company's Retirement and            Filed as Exhibit 10.9 to Company's Registration Statement
                  Profit Sharing Plan.                        on Form 10, File No. 001-14990, and incorporated herein
                                                              by reference.

Exhibit
  No                       Description
-------                    -----------
10.10        Form of Supplemental Retirement Plan        Filed as Exhibit 10.10 to Company's Registration Statement
             for Executives of the Company and           on Form 10, File  No.  001-14990, and incorporated herein
             Participating Subsidiaries.                 by reference.

10.11        Form of Indemnification Agreement           Filed as Exhibit 10.11 to Company's Annual Report on
             between Company and directors.              Form 10-K for the year ended January 31, 1997,
                                                         File No. 001-14990, and incorporated herein by reference.

10.12        Vincent J. DeLaurentis Employment           Filed as Exhibit 10.12 to Company's Quarterly Report
             Agreement dated as of July 10, 1997.        on Form 10-Q for the quarter ended July 31, 1997,
                                                         File No. 001-14990, and incorporated herein by reference.

10.12a       First Amended and Restated Employment       *
             Agreement between Getty Petroleum
             Marketing Inc. and Vincent J.
             DeLaurentis dated as of
             April 8, 1999 (See Exhibit 10.12).

10.13        General Release and Severance               Filed as Exhibit 10.13 to Company's Quarterly Report
             Agreement between Alvin A. Smith            on Form 10-Q for the quarter ended October 31, 1997,
             and Getty Petroleum Marketing Inc.          File No. 001-14990, and incorporated herein by reference.

10.14        Form of Letter Agreement dated              Filed as Exhibit 10.14 to Company's Annual Report
             April 8, 1997, wherein the Company          on Form 10-K for the year ended January 31, 1998,
             (i) confirmed that a change of control      File No. 001-14990, and incorporated herein by reference.
             event had occurred pursuant to certain
             Agreements dated December 9, 1994, as
             amended on March 7, 1996, between Getty
             Petroleum Corp. and the officers and
             certain key employees of Getty Petroleum
             Corp., and (ii) agreed to perform Getty
             Petroleum Corp.'s obligations under the
             Agreements as to those officers and key
             employees of Getty Petroleum Corp. who
             had become officers and employees of the
             Company.


10.15        Form of Letter Agreement dated              Filed as Exhibit  10.23 to the Annual  Report on Form 10-K
             December 9, 1994 regarding compensation     for the fiscal year ended January  31, 1995 (File No. 1-8059)
             upon change of control (See Exhibit         of Getty Petroleum Corp. and incorporated herein by
             10.14)                                      reference.

10.16        Form of Letter Agreement dated              Filed as Exhibit 10.27 to the Annual Report on Form 10-K
             March 7, 1996 amending Agreement dated      for the fiscal year ended January 31, 1996 (File No. 1-8059)
             December 9, 1994 regarding compensation     of Getty Petroleum Corp. and incorporated herein by
             upon change of control (See Exhibits        reference.
             10.14 and 10.15).

10.17        Form of Letter Agreement dated March 9,     Filed as Exhibit 10.17 to Company's Annual Report
             1998 between the Company and the            on Form 10-K for the year ended January 31, 1998,
             officers and  certain key employees of      File No. 001-14990, and incorporated herein by reference.
             the Company amending the change of
             control agreements (See Exhibits 10.14,
             10.15 and 10.16).

13         Annual Report to Stockholders.              *

22         List of Subsidiaries of the Company.        *

24         Consent of Independent Accountants.         *

27         Financial Data Schedule.                    *

---------------
*Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Getty Petroleum Marketing Inc.
                                  (Registrant)


                                                By /s/ Michael K. Hantman
                                                   ---------------------------
                                                   Michael K. Hantman,
                                                    Vice President and
                                                    Corporate Controller
                                                    April 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ Leo Liebowitz                               By /s/ Michael K. Hantman
   -------------------------                       ---------------------------
   Leo Liebowitz, Chairman,                        Michael K. Hantman,
    Chief Executive Officer                         Vice President and
    and Director                                    Corporate Controller
    April 30, 1999                                  (Principal Financial and
                                                    Accounting Officer)
                                                    April 30, 1999



By /s/ Matthew J. Chanin                        By /s/ Ronald E. Hall
   -------------------------                       ---------------------------
   Matthew J. Chanin,                              Ronald E. Hall,
    Director                                        Director
    April 30, 1999                                  April 30, 1999



By /s/ Richard E. Montag                        By /s/ Howard Safenowitz
   -------------------------                       ---------------------------
   Richard E. Montag,                              Howard Safenowitz,
    Director                                        Director
    April 30, 1999                                  April 30, 1999