Form 10-Q
period 1999-04-30
GETTY PETROLEUM MARKETING INC /MD/
filed 1999-06-11
CIK 1025742

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended APRIL 30, 1999                  Commission file number 1-14990
                  --------------                                         -------


                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             MARYLAND                                             11-3339235
-------------------------------                               -----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

125 JERICHO TURNPIKE, JERICHO, NEW YORK                                   11753
---------------------------------------                                   -----
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

Registrant has 13,945,526 shares of Common Stock, par value $.01 per share, outstanding as of April 30, 1999.



================================================================================

                         GETTY PETROLEUM MARKETING INC.

                                     INDEX

Part I.  FINANCIAL INFORMATION                                       Page Number

Item 1.  Financial Statements

 Consolidated Balance Sheets as of April 30, 1999 and
  January 31, 1999                                                          1

 Consolidated Statements of Operations for the three months ended
  April 30, 1999 and 1998                                                   2

 Consolidated Statements of Cash Flows for the three months ended
  April 30, 1999 and 1998                                                   3

 Notes to Consolidated Financial Statements                               4 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        7 - 10

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  11

Signatures                                                                 11

                GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

--------------------------------------------------------------------------------------------------
                                                                       April 30,      January 31,
--------------------------------------------------------------------------------------------------
 Assets:                                                                 1999            1999
--------------------------------------------------------------------------------------------------
                                                                      (unaudited)
 Current assets:
     Cash and equivalents                                               $ 12,608       $  6,169
     Investments                                                             670          1,339
     Accounts receivable, net                                              8,859          9,458
     Inventories                                                          17,572         16,475
     Deferred income taxes                                                 5,719          7,315
     Prepaid expenses and other current assets                             4,404          2,886
                                                                        --------       --------
           Total current assets                                           49,832         43,642

 Property and equipment, at cost, less
   accumulated depreciation and amortization                             105,097        101,504
 Other assets                                                              4,441          4,275
                                                                        --------       --------

           Total assets                                                 $159,370       $149,421
                                                                        ========       ========

--------------------------------------------------------------------------------------------------
 Liabilities and Stockholders' Equity:
--------------------------------------------------------------------------------------------------

 Current liabilities:
     Short-term borrowings                                              $      -       $  1,900
     Accounts payable                                                     25,982         16,781
     Accrued expenses                                                     12,273         12,836
     Gasoline taxes payable                                               17,995         13,560
     Income taxes payable                                                      -          1,086
                                                                        --------       --------
           Total current liabilities                                      56,250         46,163

 Deferred income taxes                                                    21,763         21,863
 Other, principally deposits                                              21,189         21,175
                                                                        --------       --------

           Total liabilities                                              99,202         89,201
                                                                        --------       --------

 Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized
   10,000,000 shares for issuance in series (none of which is issued)          -              -
  Common stock, par value $.01 per share; authorized
   30,000,000 shares; 13,945,526 and 13,945,156 shares issued
   and outstanding at April 30, 1999 and January 31, 1999                    139            139
  Paid-in capital                                                         60,378         60,446
  Retained earnings                                                        1,991          1,747
  Unearned ESOP stock (391,590 shares at April 30, 1999 and
   425,155 shares at January 31, 1999)                                    (1,880)        (2,041)
  Accumulated other comprehensive loss                                      (460)           (71)
                                                                        --------       --------

           Total stockholders' equity                                     60,168         60,220
                                                                        --------       --------

           Total liabilities and stockholders' equity                   $159,370       $149,421
                                                                        ========       ========


                            See accompanying notes.

                GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

       -------------------------------------------------------------------------
                                                    Three months ended April 30,
       -------------------------------------------------------------------------
                                                          1999        1998
       -------------------------------------------------------------------------

       Sales and operating revenues                     $158,970    $170,741
       Other income                                          179         170
                                                        --------------------
                                                         159,149     170,911
                                                        --------------------

       Cost of sales and operating expenses
         (excluding depreciation and amortization)       148,937     167,255
       Selling, general and administrative expenses        5,426       5,198
       Depreciation and amortization                       4,090       3,717
       Interest expense                                      259         211
                                                        --------------------
                                                         158,712     176,381
                                                        --------------------

       Earnings (loss) before provision
         (credit) for income taxes                           437      (5,470)
       Provision (credit) for income taxes                   193      (2,158)
                                                        --------------------

       Net earnings (loss)                              $    244     ($3,312)
                                                        ====================

       Net earnings (loss) per share:
         Basic                                          $   0.02      ($0.25)
         Diluted                                        $   0.02      ($0.25)

       Weighted average shares outstanding:
         Basic                                            13,532      13,336
         Diluted                                          13,540      13,336








                            See accompanying notes.

                GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                        Three months ended
                                                                             April 30,
                                                                      ----------------------
                                                                         1999        1998
                                                                         ----        ----
     Cash flows from operating activities:
     Net earnings (loss)                                               $   244     ($3,312)
     Adjustments to reconcile net earnings (loss) to
         net cash provided by operating activities:
         Depreciation and amortization                                   4,090       3,717
         Deferred income taxes                                           1,776        (151)
         ESOP charge                                                        92         211
         Loss on dispositions of property and equipment                    162           4
     Changes in assets and liabilities, net of acquisitions:
         Accounts receivable                                               599         643
         Inventories                                                    (1,097)      4,602
         Prepaid expenses and other current assets                      (1,520)     (2,250)
         Other assets                                                     (285)         22
         Accounts payable, accrued expenses and
           gasoline taxes payable                                       13,073       1,710
         Income taxes payable                                           (1,086)       (307)
         Other, principally deposits                                        14           7
                                                                       -------     -------
               Net cash provided by operating activities                16,062       4,896
                                                                       -------     -------

     Cash flows from investing activities:
         Capital expenditures                                           (6,788)     (4,090)
         Acquisitions                                                     (801)          -
         Proceeds (payments) related to dispositions
           of property and equipment                                      (135)         29
                                                                       -------     -------
               Net cash used in investing activities                    (7,724)     (4,061)
                                                                       -------     -------

     Cash flows from financing activities:
         Repayment of short-term borrowings                             (1,900)          -
         Stock options and common stock                                      1         264
                                                                       -------     -------
               Net cash provided by (used in) financing activities      (1,899)        264
                                                                       -------     -------

     Net increase in cash and equivalents                                6,439       1,099
     Cash and equivalents at beginning of period                         6,169       9,798
                                                                       -------     -------

     Cash and equivalents at end of period                             $12,608     $10,897
                                                                       =======     =======

     Supplemental disclosures of cash flow information
         Cash paid during the period for:
             Interest                                                  $   247     $   147
             Income taxes                                                1,906       1,212








                            See accompanying notes.

                GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. General:

   The accompanying consolidated financial statements include the accounts of Getty Petroleum Marketing Inc. and its wholly-owned subsidiaries (the "Company"). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

2. Earnings (loss) per share:

   Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share reflects the potential dilution from the exercise of stock options in the amount of 8,000 shares for the quarter ended April 30, 1999. For the quarter ended April 30, 1998, diluted loss per share does not reflect the potential dilution from the exercise of stock options since such inclusion would be anti-dilutive.

3. Stockholders' equity:

   A summary of the changes in stockholders' equity for the three months ended April 30, 1999 is as follows (in thousands):

                                                                      Accumulated
                                                                         Other
                             Common        Paid-in      Retained     Comprehensive
                              Stock        Capital      Earnings        Loss(*)            ESOP          Total
                          --------------------------------------------------------------------------------------
Balance,
 January 31, 1999              $139       $ 60,446       $ 1,747        $   (71)         $(2,041)       $60,220

Comprehensive earnings
 (loss):
 Net earnings                                                244                                            244
 Net unrealized loss
  on equity securities                                                     (389)                           (389)
                                                                                                         -------
     Total                                                                                                 (145)
                                                                                                         -------

ESOP stock committed
 to be released                                (69)                                          161             92

Issuance of
 common stock                                    1                                                            1
                          --------------------------------------------------------------------------------------

Balance,
 April 30, 1999                $139       $ 60,378       $ 1,991        $  (460)         $(1,880)       $60,168
                          ======================================================================================


(*) Represents net unrealized loss on equity securities. For the three months ended April 30, 1998, the Company had a net unrealized gain on equity securities of $172.

4. Segment information:

   The Company has two reportable segments: Petroleum Marketing and Heating Oil. The Petroleum Marketing segment distributes, markets and sells gasoline and diesel fuel to consumers through a network of 1,269 Getty and other branded retail outlets. The Heating Oil segment is involved in the sale of fuel oil, kerosene and propane, and oil burner and related services to residential and commercial customers in the New York Mid-Hudson Valley region.

   The financial results of the Petroleum Marketing and Heating Oil segments for the quarters ended April 30, 1999 and 1998 are set forth below (in thousands):

                                            Quarter ended April 30, 1999         Quarter ended April 30, 1998
                                            ----------------------------         ----------------------------

                                            Petroleum    Heating                 Petroleum    Heating
                                            Marketing        Oil      Total      Marketing        Oil      Total
                                            ---------        ---      -----      ---------        ---      -----
Sales and operating revenues                 $151,195     $7,775   $158,970       $163,492     $7,249   $170,741
Other income                                      165         14        179            158         12        170
                                             -------------------------------------------------------------------

                                              151,360      7,789    159,149        163,650      7,261    170,911
                                             -------------------------------------------------------------------

Cost of sales and operating
 expenses (excluding depreciation
 and amortization)                            143,571      5,366    148,937        161,449      5,806    167,255

Selling, general and
 administrative expenses                        4,749        677      5,426          4,579        619      5,198

Depreciation and amortization                   3,898        192      4,090          3,647         70      3,717

Interest expense                                  259          -        259            211          -        211
                                             -------------------------------------------------------------------

                                              152,477      6,235    158,712        169,886      6,495    176,381
                                             -------------------------------------------------------------------

Earnings (loss) before provision
 (credit) for income taxes                     (1,117)     1,554        437         (6,236)       766     (5,470)

Provision (credit) for
 income taxes                                    (493)       686        193         (2,460)       302     (2,158)
                                             -------------------------------------------------------------------

Net earnings (loss)                          $   (624)    $  868   $    244       $ (3,776)    $  464   $ (3,312)
                                             ===================================================================


Total assets                                 $151,939     $7,431   $159,370       $139,953     $5,454   $145,407
Capital expenditures                            6,752         36      6,788          3,967        123      4,090

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Sales and operating revenues for the first fiscal quarter ended April 30, 1999 were $159.0 million as compared with $170.7 million for the same quarter last year, a decrease of 6.9%. The decrease in sales and operating revenues was due primarily to an 8.8% decrease in sales prices, partially offset by a 1.3% increase in volume. Gallonage sold increased by 3.0 million gallons to
241.5 million gallons.

         Gross profit before depreciation and amortization was $10.0 million for the three months ended April 30, 1999 compared to $3.5 million for the three months ended April 30, 1998. The improvement of $6.5 million was principally due to higher product margins, which resulted in an additional $5.9 million of gross profit, and increased volume.

         The Company's financial results are largely dependent on retail marketing margins and rental income from its dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. The cost of petroleum products purchased as well as the price of petroleum products sold have fluctuated widely. As a result of the historic volatility of product margins and the fact that they are affected by numerous diverse factors, it is not possible to predict with any degree of accuracy future product margin levels. However, the Company believes that it has only been modestly affected by inflation since increased costs are passed along to its customers to the extent permitted by competition.

         Other income, which was comparable for each of the three month periods ended April 30, 1999 and 1998, is generally comprised of investment income, and net fees charged to Getty Realty Corp. ("Realty") for certain administrative and technical services the Company has provided since the spin-off under a services agreement with Realty. The net fees paid by Realty to the Company for services performed (after deducting the fees paid by the Company to Realty for services provided by Realty) were $227,000 and $240,000 for the quarters ended April 30, 1999 and 1998, respectively. The quarter ended April 30, 1999 also included a charge of $181,000 related to the early termination of two leases under a master lease agreement with Realty and the prior year quarter included a $200,000 legal charge related to the Company's Mt. Vernon terminal.

         Selling, general and administrative expenses were $5.4 million for the three months ended April 30, 1999, an increase of $.2 million or 4.4% as compared with $5.2 million for the quarter ended April 30, 1998.

         Depreciation and amortization was $4.1 million for the three month period ended April 30, 1999 as compared with $3.7 million for the three months ended April 30, 1998. The increase was due to higher depreciation as a result of capital expenditures.

Liquidity and Capital Resources

         As of April 30, 1999, the Company had a working capital deficit of $6.4 million as compared with a deficit of $2.5 million as of January 31, 1999. The decrease in working capital was primarily due to $6.8 million of capital expenditures and $.8 million expended at newly leased locations, partially offset by working capital generated during the period from operations. The Company is able to operate its business with negative working capital, principally because most sales are for cash and payment terms have been received from vendors and for gasoline taxes.

         The Company's principal source of liquidity is its cash flows from operations, which amounted to $16.1 million during the three months ended April 30, 1999. Management believes that cash requirements for operations, including rental payments and capital expenditures, can be met by cash flows from operations, cash and equivalents and credit lines. The Company has uncommitted lines of credit with three banks in the aggregate amount of $60 million, which may be utilized for working capital borrowings and letters of credit. As of April 30, 1999, $2.0 million of the lines of credit were utilized in connection with outstanding letters of credit to support the Company's insurance programs. Borrowings under the lines of credit are unsecured and principally bear interest at the applicable bank's prime rate or, at the Company's option, 1.1% above LIBOR. The lines of credit are subject to renewal at the discretion of the banks.

         As of April 30, 1999, the Company leased 1,021 retail outlets and 10 terminal facilities from Realty under master lease agreements. Rent expense aggregated $14.6 million for the quarter ended April 30, 1999, including $14.1 million under master leases with Realty.

         During the three months ended April 30, 1999, the Company expended $6.8 million for capital expenditures and $.8 million for acquisitions. The Company's capital expenditures include discretionary expenditures to improve the image of the retail outlets, to improve the terminal facilities and for replacement of service station equipment at existing and newly leased locations.

Year 2000

         The Year 2000 issue has arisen because for many years some computer software programs and systems have utilized only two digits to specify the year. As a result, these programs and systems may not be able to recognize and process dates beyond 1999, which may cause these programs to malfunction or not be able to accurately process information.

         The Company has implemented a Year 2000 program for its internal systems and equipment relating to its information technology systems and non-information technology systems which has four phases: (1) identification; (2) assessment; (3) remediation (including modification, upgrading and replacement); and (4) testing. As of April 30, 1999, the identification, assessment and remediation phases for all of the Company's significant internal business systems and equipment are complete. Testing of systems and programs following remediation is expected to be completed by July 31, 1999.

         The Company is also reviewing the Year 2000 readiness of third parties who provide goods or services which are essential to the Company's operations, such as the parties who provide banking services, credit card processing, environmental services and product suppliers. The Company has initiated formal communications with significant third parties in order to determine the extent to which the Company is vulnerable to any failure by such third parties to remediate their respective Year 2000 problems and resolve such problems to the extent practicable.

         The Company is developing a contingency plan to address issues specific to the Year 2000 problem. The Plan is expected to include performing certain processes manually, obtaining replacement systems, changing suppliers where necessary as well as other appropriate measures.

         The Company's senior management and the Board of Directors receive regular updates on the status of the Company's Year 2000 program. The Company does not expect the cost of these Year 2000 efforts to be material since the Company believes the majority of the compliance costs have been, and will continue to be, funded by reallocating existing internal resources rather than incurring incremental costs.

         The Year 2000 issue presents a number of risks and uncertainties that could affect the Company, which include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the ability of third parties to remediate their respective systems. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

Special Factors Regarding Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "estimates" and similar expressions, we intend to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these forward- looking statements. These factors include, but are not limited to: volatility of petroleum marketing margins; maturity of the petroleum marketing industry; the impact of economic growth, energy efficiency and technology on demand for petroleum products; natural and political events that may affect the supply of petroleum products; competition; the effects of regulation; the Company's expectations as to when it will complete the testing phases of its Year 2000 program as well as its Year 2000 contingency plan; the estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems and equipment will be Year 2000 compliant in a timely manner.

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

                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
                                  (Registrant)

Dated: June 11, 1999                           BY: /s/ Michael K. Hantman
                                                   ----------------------
                                                        (Signature)
                                                   MICHAEL K. HANTMAN
                                                    Vice President and
                                                    Corporate Controller
                                                    (Principal Financial and
                                                    Accounting Officer)


Dated: June 11, 1999                           BY: /s/ Leo Liebowitz
                                                   ----------------------
                                                        (Signature)
                                                   LEO LIEBOWITZ
                                                    Chairman and Chief
                                                    Executive Officer