Form 10-Q
period 1999-07-31
GETTY PETROLEUM MARKETING INC /MD/
filed 1999-09-10
CIK 1025742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For quarter ended JULY 31, 1999                   Commission file number 1-14990
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

Registrant has 13,948,046 shares of Common Stock, par value $.01 per share, outstanding as of July 31, 1999.

================================================================================

                         GETTY PETROLEUM MARKETING INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                                    Page Number
                                                                                  -----------
Item 1.  Financial Statements

 Consolidated Balance Sheets as of July 31, 1999 and
  January 31, 1999                                                                        1

 Consolidated Statements of Operations for the three and
  six months ended July 31, 1999 and 1998                                                 2

 Consolidated Statements of Cash Flows for the
  six months ended July 31, 1999 and 1998                                                 3

 Notes to Consolidated Financial Statements                                             4 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                  8 - 12

Part II.  OTHER INFORMATION

Item 5.  Other Information                                                               13

Item 6.  Exhibits and Reports on Form 8-K                                                13

Signatures                                                                               13

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                       July 31,     January 31,
Assets:                                                                  1999          1999
                                                                      ---------     -----------
                                                                     (unaudited)   (unaudited)
Current assets:
    Cash and equivalents                                               $   9,886    $   6,169
    Investments                                                              791        1,339
    Accounts receivable, net                                              11,810        9,458
    Inventories                                                           24,126       16,475
    Deferred income taxes                                                  4,619        7,315
    Prepaid expenses and other current assets                              5,080        2,886
                                                                       ---------    ---------
          Total current assets                                            56,312       43,642

Property and equipment, at cost, less
  accumulated depreciation and amortization                              108,644      101,504
Other assets                                                               4,930        4,275
                                                                       ---------    ---------

          Total assets                                                 $ 169,886    $ 149,421
                                                                       =========    =========


Liabilities and Stockholders' Equity:


Current liabilities:
    Short-term borrowings                                              $    --      $   1,900
    Accounts payable                                                      32,430       16,781
    Accrued expenses                                                      12,830       12,836
    Gasoline taxes payable                                                21,097       13,560
    Income taxes payable                                                    --          1,086
                                                                       ---------    ---------

          Total current liabilities                                       66,357       46,163

Deferred income taxes                                                     21,727       21,863
Other, principally deposits                                               21,363       21,175
                                                                       ---------    ---------

         Total liabilities                                               109,447       89,201
                                                                       ---------    ---------

Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
  10,000,000 shares for issuance in series (none of which is issued)        --           --
 Common stock, par value $.01 per share; authorized
  30,000,000 shares; issued 13,948,046 at July 31, 1999
  and 13,945,156 at January 31, 1999                                         139          139
 Paid-in capital                                                          60,328       60,446
 Retained earnings                                                         2,081        1,747
 Unearned ESOP stock (358,026 shares at July 31, 1999 and
  425,155 shares at January 31, 1999)                                     (1,719)      (2,041)
 Accumulated other comprehensive loss                                       (390)         (71)
                                                                       ---------    ---------

          Total stockholders' equity                                      60,439       60,220
                                                                       ---------    ---------

          Total liabilities and stockholders' equity                   $ 169,886    $ 149,421
                                                                       =========    =========






                             See accompanying notes.

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                             Three months ended July 31,   Six months ended July 31,
                                             ---------------------------   ------------------------
                                                1999             1998        1999           1998
                                             -----------      ---------    ---------     ----------
Sales and operating revenues                   $ 195,010      $ 172,528    $ 353,980     $ 343,269
Other income                                         343            702          522           872
                                               ---------      ---------    ---------     ---------
                                                 195,353        173,230      354,502       344,141
                                               ---------      ---------    ---------     ---------

Cost of sales and operating expenses
  (excluding depreciation and amortization)      184,880        166,338      333,817       333,593
Selling, general and administrative expenses       5,844          5,383       11,270        10,581
Depreciation and amortization                      4,232          3,784        8,322         7,501
Interest expense                                     236            217          495           428
                                               ---------      ---------    ---------     ---------
                                                 195,192        175,722      353,904       352,103
                                               ---------      ---------    ---------     ---------

Earnings (loss) before provision
   (credit) for income taxes                         161         (2,492)         598        (7,962)
Provision (credit) for income taxes                   71           (996)         264        (3,154)
                                               ---------      ---------    ---------     ---------

Net earnings (loss)                            $      90      ($  1,496)   $     334     ($  4,808)
                                               =========      =========    =========     =========

Net earnings (loss) per share:
  Basic                                        $     .01      ($    .11)   $     .02     ($    .36)
  Diluted                                      $     .01      ($    .11)   $     .02     ($    .36)

Weighted average shares outstanding:
  Basic                                           13,567         13,409       13,550        13,373
  Diluted                                         13,588         13,409       13,564        13,373



                             See accompanying notes.

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                  Six months ended
                                                                                     July 31,
                                                                                --------------------
                                                                                  1999        1998
                                                                                --------    --------
Cash flows from operating activities:
Net earnings (loss)                                                             $    334    ($ 4,808)
Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                                  8,322       7,501
    Deferred income taxes                                                          2,789      (1,167)
    ESOP charge                                                                      195         397
    (Gain) loss on dispositions of property and equipment                            189        (343)
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                                           (2,352)      2,938
    Inventories                                                                   (7,651)      4,373
    Prepaid expenses and other current assets                                     (2,197)     (2,317)
    Other assets                                                                    (892)        (35)
    Accounts payable, accrued expenses and
      gasoline taxes payable                                                      23,180      (1,578)
    Income taxes payable                                                          (1,086)       (307)
    Other, principally deposits                                                      188         209
                                                                                --------    --------

          Net cash provided by operating activities                               21,019       4,863
                                                                                --------    --------

Cash flows from investing activities:
    Capital expenditures                                                         (11,746)     (9,021)
    Acquisitions                                                                  (3,562)       --
    Proceeds (payments) related to dispositions
      of property and equipment                                                     (103)        443
                                                                                --------    --------

          Net cash used in investing activities                                  (15,411)     (8,578)
                                                                                --------    --------

Cash flows from financing activities:
    Repayment of short-term borrowings                                            (1,900)       --
    Stock options and common stock                                                     9         318
                                                                                --------    --------

          Net cash provided by (used in) financing activities                     (1,891)        318
                                                                                --------    --------

Net increase (decrease) in cash and equivalents                                    3,717      (3,397)
Cash and equivalents at beginning of period                                        6,169       9,798
                                                                                --------    --------

Cash and equivalents at end of period                                           $  9,886    $  6,401
                                                                                ========    ========


Supplemental disclosures of cash flow information Cash paid during the period for:
        Interest                                                                $    381    $    299
        Income taxes, net                                                          2,059       1,462




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

2. Earnings (loss) per share:

     Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share reflects the potential dilution from the exercise of stock options in the amounts of 21,000 shares and 14,000 shares for the quarter and six months ended July 31, 1999, respectively. For the quarter and six months ended July 31, 1998, diluted loss per share amounts do not reflect the potential dilution from the exercise of stock options since such inclusion would be anti-dilutive.

3. Stockholders' equity:

     A summary of the changes in stockholders' equity for the six months ended July 31, 1999 is as follows (in thousands):


                                                                        Accumulated
                                                                          Other
                             Common        Paid-in     Retained       Comprehensive
                             Stock         Capital     Earnings          Loss(*)          ESOP           Total
-----------------------------------------------------------------------------------------------------------------
Balance,
 January 31, 1999              $139       $ 60,446       $ 1,747        $   (71)         $(2,041)       $60,220

Comprehensive earnings
 (loss):
 Net earnings                                                334                                            334
 Net unrealized loss
  on equity securities                                                     (319)                           (319)
                                                                                                         -------
     Total                                                                                                   15
                                                                                                         -------
ESOP stock committed
 to be released                              (127)                                           322            195

Issuance of
 common stock                                    9                                                            9
                          --------------------------------------------------------------------------------------

Balance,
 July 31, 1999                 $139       $ 60,328       $ 2,081        $  (390)         $(1,719)       $60,439
                          =====================================================================================



(*) Represents net unrealized loss on equity securities. For the three months ended July 31, 1999, the Company had a net unrealized gain on equity securities of $70. For the three and six months ended July 31, 1998, the Company had a net unrealized loss on equity securities of $319 and $147, respectively.

4. Segment information:

     The Company has two reportable segments: Petroleum Marketing and Heating Oil. The Petroleum Marketing segment distributes, markets and sells gasoline and diesel fuel to consumers through a network of 1,267 Getty and other branded retail outlets. The Heating Oil segment is involved in the sale of fuel oil, kerosene and propane, and oil burner and related services to residential and commercial customers in the New York Mid-Hudson Valley region.

     The financial results of the Petroleum Marketing and Heating Oil segments for the quarters and six month periods ended July 31, 1999 and 1998 are set forth below (in thousands):


                                        Quarter ended July 31, 1999         Quarter ended July 31, 1998
                                        ---------------------------         ---------------------------

                                    Petroleum    Heating                 Petroleum    Heating
                                    Marketing      Oil         Total     Marketing      Oil          Total
                                    ---------   ---------    ---------   ---------    --------     ---------
Sales and operating revenues        $ 191,792   $   3,218    $ 195,010   $ 169,589    $   2,939    $ 172,528
Other income                              331          12          343         685           17          702
                                    ------------------------------------------------------------------------

                                      192,123       3,230      195,353     170,274        2,956      173,230
                                                                                                   ---------

Cost of sales and operating
 expenses (excluding depreciation
 and amortization)                    181,749       3,131      184,880     163,392        2,946      166,338

Selling, general and
 administrative expenses                5,255         589        5,844       4,813          570        5,383

Depreciation and amortization           4,038         194        4,232       3,713           71        3,784

Interest expense                          236        --            236         216            1          217
                                    ------------------------------------------------------------------------

                                      191,278       3,914      195,192     172,134        3,588      175,722
                                    ------------------------------------------------------------------------

Earnings (loss) before provision
 (credit) for income taxes                845        (684)         161      (1,860)        (632)      (2,492)

Provision (credit) for
 income taxes                             373        (302)          71        (747)        (249)        (996)
                                    ------------------------------------------------------------------------

Net earnings (loss)                 $     472   $    (382)   $      90   $  (1,113)   $    (383)   $  (1,496)
                                    ========================================================================


Total assets                        $ 162,532   $   7,354    $ 169,886   $ 135,003    $   5,697    $ 140,700
Capital expenditures                    4,893          65        4,958       4,798          133        4,931


                                      Six months ended July 31, 1999       Six months ended July 31, 1998
                                      ------------------------------       ------------------------------

                                    Petroleum     Heating                Petroleum    Heating
                                    Marketing       Oil        Total     Marketing      Oil         Total
                                    ---------   ---------    ---------   ---------    --------     ---------

Sales and operating revenues        $ 342,987    $  10,993   $ 353,980   $ 333,081    $  10,188   $ 343,269
Other income                              496           26         522         843           29         872
                                    -----------------------------------------------------------------------

                                      343,483       11,019     354,502     333,924       10,217     344,141
                                    -----------------------------------------------------------------------

Cost of sales and operating
 expenses (excluding depreciation
 and amortization)                    325,320        8,497     333,817     324,841        8,752     333,593

Selling, general and
 administrative expenses               10,004        1,266      11,270       9,392        1,189      10,581

Depreciation and amortization           7,936          386       8,322       7,360          141       7,501

Interest expense                          495         --           495         427            1         428
                                    -----------------------------------------------------------------------

                                      343,755       10,149     353,904     342,020       10,083     352,103
                                    -----------------------------------------------------------------------

Earnings (loss) before provision
 (credit) for income taxes               (272)         870         598      (8,096)         134      (7,962)

Provision (credit) for
 income taxes                            (120)         384         264      (3,207)          53      (3,154)
                                    -----------------------------------------------------------------------

Net earnings (loss)                 $    (152)   $     486   $     334   $  (4,889)   $      81   $  (4,808)
                                    =======================================================================


Total assets                        $ 162,532    $   7,354   $ 169,886   $ 135,003    $   5,697   $ 140,700
Capital expenditures                   11,645          101      11,746       8,765          256       9,021



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Quarter ended July 31, 1999 compared with quarter ended July 31, 1998

         Sales and operating revenues for the second fiscal quarter ended July 31, 1999 were $195.0 million as compared with $172.5 million for the same quarter last year, an increase of 13.0%. The increase in sales and operating revenues was due primarily to a 10.4% increase in average selling prices and a 2.5% increase in volume. Gallonage sold increased by 6.2 million gallons to
256.2 million gallons.

         Gross profit before depreciation and amortization was $10.1 million for the three months ended July 31, 1999 as compared with $6.2 million for the three months ended July 31, 1998. The improvement of $3.9 million was principally due to higher product margins, which resulted in an additional $2.6 million of gross profit, and increased volume, which resulted in an additional $.6 million of gross profit.

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

         Other income was $.3 million for the three months ended July 31, 1999 as compared with $.7 million for the three months ended July 31, 1998. The quarter ended July 31, 1999 included a charge of $37,000 related to the early termination of two leases under a master lease agreement with Getty Realty Corp. ("Realty") whereas the prior year quarter included a gain of $387,000 related to the termination of two leases under such master lease agreement with Realty. Also included in other income for the three months ended July 31, 1999 and 1998 were $205,000 and $240,000 of net fees charged to Realty for certain administrative and technical services the Company has provided under a services agreement since the spin-off.

         Selling, general and administrative expenses were $5.8 million for the three months ended July 31, 1999, an increase of $.5 million or 8.6% as compared with the three months ended July 31, 1998. The increase was primarily due to higher employee related expenses and advertising costs.

         Depreciation and amortization was $4.2 million for the three month period ended July 31, 1999 as compared with $3.8 million for the three months ended July 31, 1998. The increase was primarily due to higher depreciation as a result of capital expenditures and acquisitions.

Results of Operations - Six months ended July 31, 1999 compared with six months ended July 31, 1998

         Sales and operating revenues for the six months ended July 31, 1999 were $354.0 million as compared with $343.3 million for the six months ended July 31, 1998, an increase of 3.1%. The increase in sales and operating revenues was due primarily to a 1.9% increase in sales volume and a 0.9% increase in average selling prices. Gallonage sold increased by 9.2 million gallons to 497.7 million gallons.

         Gross profit before depreciation and amortization was $20.2 million for the six months ended July 31, 1999 as compared with $9.7 million for the six months ended July 31, 1998. The improvement of $10.5 million was principally due to higher product margins, which resulted in an additional $8.5 million of gross profit, and increased volume, which resulted in an additional $1.2 million of gross profit.

         Other income was $.5 million for the six months ended July 31, 1999 as compared with $.9 million for the six months ended July 31, 1998. The six months ended July 31, 1999 included a charge of $218,000 related to the early termination of four leases under a master lease agreement with Realty whereas the prior year period included a gain of $387,000 related to the early termination of two leases under such master lease agreement with Realty. The prior year period also included a $.2 million legal charge related to the Company's Mt. Vernon terminal. Also included in other income for the six months ended July 31, 1999 and 1998 were $432,000 and $480,000, respectively, of net fees charged to Realty for certain administrative and technical services the Company has provided under a services agreement since the spin-off.

         Selling, general and administrative expenses were $11.3 million for the six months ended July 31, 1999 as compared with $10.6 million for the six months ended July 31, 1998. The increase was primarily due to higher employee related expenses and advertising costs.

         Depreciation and amortization was $8.3 million for the six month period ended July 31, 1999 as compared with $7.5 million for the six months ended July 31, 1998. The increase was primarily due to higher depreciation as a result of capital expenditures and acquisitions.

Liquidity and Capital Resources

         As of July 31, 1999, the Company had a working capital deficit of $10.0 million as compared with a deficit of $2.5 million as of January 31, 1999. The decrease in working capital was primarily due to $11.7 million of capital expenditures and $3.6 million of capital expended for acquisitions, partially offset by working capital generated during the period from operations. The Company is able to operate its business with negative working capital, principally because most sales are for cash and payment terms are received for motor fuel taxes and from vendors.

         The Company's principal source of liquidity is its cash flows from operations, which amounted to $21.0 million during the six months ended July 31, 1999. Management believes that cash requirements for operations, including rental payments and capital expenditures, can be met by cash flows from operations, cash and equivalents and credit lines. The Company has uncommitted lines of credit with three banks in the aggregate amount of $50 million, which may be utilized for working capital borrowings and letters of credit. As of July 31, 1999, $2.0 million of the lines of credit were utilized in connection with outstanding letters of credit to support the Company's insurance programs. Borrowings under the lines of credit are unsecured and principally bear interest at the applicable bank's prime rate or, at the Company's option, 1.1% above LIBOR. The lines of credit are subject to renewal at the discretion of the banks.

         As of July 31, 1999, the Company leased 1,016 retail outlets and 10 terminal facilities from Realty under three master lease agreements. Rent expense aggregated $29.2 million for the six months ended July 31, 1999, including $28.2 million under such master leases with Realty.

         During the six months ended July 31, 1999, the Company expended $11.7 million for capital expenditures and $3.6 million of capital was expended for newly leased locations. The Company's capital expenditures include discretionary expenditures to improve the image of the retail outlets, to improve the terminal facilities and for replacement of service station equipment at existing and newly leased locations.

Year 2000

         The Year 2000 issue has arisen because, for many years, some computer software programs and systems have utilized only two digits to specify the year. As a result, these programs and systems may not be able to recognize and process dates beyond 1999, which may cause these programs to malfunction or not be able to accurately process information.

         The Company has implemented a Year 2000 program for its internal systems and equipment relating to its information technology systems and non-information technology systems which has four phases: (1) identification;
(2) assessment; (3) remediation (including modification, upgrading and replacement); and (4) testing. The identification, assessment and remediation phases for all of the Company's significant internal business systems and equipment has been completed. Testing of systems and programs following remediation was approximately 90% complete as of July 31, 1999 and is expected to be completed during the Company's third fiscal quarter.

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

         The Company's senior management and the Board of Directors receive regular updates on the status of the Company's Year 2000 program. The cost of these Year 2000 efforts has not been, nor is expected to be, material since substantially all of the compliance costs have been, and will continue to be, funded by reallocating existing internal resources rather than incurring incremental costs.

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

                           PART II. OTHER INFORMATION

Item 5.           Other Information

                  The date by which proposals of security holders intended to be presented at the next annual meeting, currently scheduled for June 15, 2000, must be received by the Company for inclusion in the proxy statement for such meeting is December 31, 1999.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                   Designation of Exhibit
                  in this Quarterly Report
                        on Form 10-Q                      Description of Exhibit
                  -------------------------               ----------------------

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

                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
                                  (Registrant)

Dated:  September 10, 1999             BY:   /S/ MICHAEL K. HANTMAN
                                            -----------------------------------
                                                 (Signature)
                                            MICHAEL K. HANTMAN
                                            Vice President and
                                            Corporate Controller
                                            (Principal Financial and
                                            Accounting Officer)



Dated:  September 10, 1999             BY:   /S/ LEO LIEBOWITZ
                                            ------------------------------------
                                                 (Signature)
                                            LEO LIEBOWITZ
                                            Chairman and Chief Executive Officer