Form 10-Q
period 1999-10-31
GETTY PETROLEUM MARKETING INC /MD/
filed 1999-12-14
CIK 1025742

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended OCTOBER 31, 1999                Commission file number 1-14990
                  ----------------                                       -------


                         GETTY PETROLEUM MARKETING INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MARYLAND                                     11-3339235
  -------------------------------                    -------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

125 JERICHO TURNPIKE, JERICHO, NEW YORK                      11753
---------------------------------------                  -------------
(Address of principal executive offices)                   (Zip Code)

                                 (516) 338-6000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Registrant has 13,948,846 shares of Common Stock, par value $.01 per share, outstanding as of October 31, 1999.

                         GETTY PETROLEUM MARKETING INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                         Page Number
-------  ---------------------                                         -----------
Item 1.  Financial Statements

 Consolidated Balance Sheets as of October 31, 1999 and
  January 31, 1999                                                           1

 Consolidated Statements of Operations for the three and
  nine months ended October 31, 1999 and 1998                                2

 Consolidated Statements of Cash Flows for the
  nine months ended October 31, 1999 and 1998                                3

 Notes to Consolidated Financial Statements                                4 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      8 - 12

Part II.  OTHER INFORMATION
--------  -----------------

Item 6.  Exhibits and Reports on Form 8-K                                    13

Signatures                                                                   13

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


-------------------------------------------------------------------------------------------------
                                                                      October 31,     January 31,
-------------------------------------------------------------------------------------------------
Assets:                                                                  1999            1999
-------------------------------------------------------------------------------------------------
                                                                      (unaudited)
Current assets:
    Cash and equivalents                                               $  11,670      $   6,169
    Investments                                                              670          1,339
    Accounts receivable, net                                              11,111          9,458
    Inventories                                                           24,455         16,475
    Deferred income taxes                                                  4,939          7,315
    Prepaid expenses and other current assets                              5,624          2,886
                                                                       ---------      ---------
          Total current assets                                            58,469         43,642

Property and equipment, at cost, less
  accumulated depreciation and amortization                              111,183        101,504
Other assets                                                               4,821          4,275
                                                                       ---------      ---------

          Total assets                                                 $ 174,473      $ 149,421
                                                                       =========      =========

-----------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
-----------------------------------------------------------------------------------------------

Current liabilities:
    Short-term borrowings                                              $    --        $   1,900
    Accounts payable                                                      36,204         16,781
    Accrued expenses                                                      14,813         12,836
    Gasoline taxes payable                                                19,309         13,560
    Income taxes payable                                                    --            1,086
                                                                       ---------      ---------

          Total current liabilities                                       70,326         46,163

Deferred income taxes                                                     21,962         21,863
Other, principally deposits                                               21,579         21,175
                                                                       ---------      ---------

          Total liabilities                                              113,867         89,201
                                                                       ---------      ---------
Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
  10,000,000 shares for issuance in series (none of which is issued)        --             --
 Common stock, par value $.01 per share; authorized
  30,000,000 shares; issued 13,948,846 at October 31, 1999
  and 13,945,156 at January 31, 1999                                         139            139
 Paid-in capital                                                          60,271         60,446
 Retained earnings                                                         2,213          1,747
 Unearned ESOP stock (324,461 shares at October 31, 1999 and
  425,155 shares at January 31, 1999)                                     (1,557)        (2,041)
 Accumulated other comprehensive loss                                       (460)           (71)
                                                                       ---------      ---------

          Total stockholders' equity                                      60,606         60,220
                                                                       ---------      ---------

          Total liabilities and stockholders' equity                   $ 174,473      $ 149,421
                                                                       =========      =========



                             See accompanying notes.

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------
                                           Three months ended October 31,       Nine months ended October 31,
-------------------------------------------------------------------------------------------------------------
                                                    1999          1998                  1999          1998
-------------------------------------------------------------------------------------------------------------
Sales and operating revenues                     $ 227,715     $ 158,729             $ 581,695     $ 501,998
Other income                                           130           419                   652         1,291
                                                 ---------     ---------             ---------     ---------
                                                   227,845       159,148               582,347       503,289
                                                 ---------     ---------             ---------     ---------

Cost of sales and operating expenses
  (excluding depreciation and amortization)        217,957       149,421               551,774       483,014
Selling, general and administrative expenses         5,428         5,450                16,698        16,031
Depreciation and amortization                        3,972         3,889                12,294        11,390
Interest expense                                       247           223                   742           651
                                                 ---------     ---------             ---------     ---------
                                                   227,604       158,983               581,508       511,086
                                                 ---------     ---------             ---------     ---------
Earnings (loss) before provision
  (credit) for income taxes                            241           165                   839        (7,797)
Provision (credit) for income taxes                    109            69                   373        (3,085)
                                                 ---------     ---------             ---------     ---------
Net earnings (loss)                              $     132     $      96             $     466     ($  4,712)
                                                 =========     =========             =========     =========

Net earnings (loss) per share:
  Basic                                          $     .01     $     .01             $     .03     ($    .35)
  Diluted                                        $     .01     $     .01             $     .03     ($    .35)

Weighted average shares outstanding:
  Basic                                             13,602        13,453                13,567        13,400
  Diluted                                           13,625        13,528                13,585        13,400



                             See accompanying notes.

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          Nine months ended
                                                                             October 31,
                                                                      ------------------------
                                                                        1999            1998
                                                                      --------        --------
Cash flows from operating activities:
Net earnings (loss)                                                  $    466         $ (4,712)
Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                      12,294           11,390
    Deferred income taxes                                               2,755           (1,348)
    ESOP charge                                                           298              530
    (Gain) loss on dispositions of property and equipment                 280             (338)
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                                (1,653)           2,657
    Inventories                                                        (7,980)           1,062
    Prepaid expenses and other current assets                          (2,743)          (2,796)
    Other assets                                                         (901)            (137)
    Accounts payable, accrued expenses and
      gasoline taxes payable                                           27,149            3,066
    Income taxes payable                                               (1,086)            (307)
    Other, principally deposits                                           404              410

        Net cash provided by operating activities                      29,283            9,477

Cash flows from investing activities:
    Capital expenditures                                              (16,460)         (15,703)
    Acquisitions                                                       (5,342)          (2,141)
    Proceeds (payments) related to dispositions
      of property and equipment                                           (91)             499

        Net cash used in investing activities                         (21,893)         (17,345)

Cash flows from financing activities:
    Short-term borrowings (repayments)                                 (1,900)           3,000
    Stock options and common stock                                         11              319

        Net cash provided by (used in) financing activities            (1,889)           3,319

Net increase (decrease) in cash and equivalents                         5,501           (4,549)
Cash and equivalents at beginning of period                             6,169            9,798

Cash and equivalents at end of period                                $ 11,670         $  5,249

Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                                     $    572         $    449
        Income taxes, net                                               1,999            1,468



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

2. Earnings (loss) per share:

     Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share reflects the potential dilution from the exercise of stock options in the amounts of 23,000 shares and 18,000 shares for the quarter and nine months ended October 31, 1999, respectively. For the quarter ended October 31, 1998, diluted earnings per share reflects the potential dilution from the exercise of stock options in the amount of 75,000 shares. For the nine months ended October 31, 1998, diluted loss per share amounts do not reflect the potential dilution from the exercise of stock options since such inclusion would be anti-dilutive.

3. Stockholders' equity:

     A summary of the changes in stockholders' equity for the nine months ended October 31, 1999 is as follows (in thousands):





                                                                   Accumulated
                                                                      Other
                             Common        Paid-in     Retained   Comprehensive
                             Stock         Capital     Earnings      Loss(*)         ESOP         Total
                           -----------------------------------------------------------------------------
Balance,
 January 31, 1999          $    139      $ 60,446      $  1,747     $    (71)     $ (2,041)     $ 60,220

Comprehensive earnings
 (loss):
 Net earnings                                               466                                      466
 Net unrealized loss
  on equity securities                                                  (389)                       (389)
                                                                                                --------
     Total                                                                                            77
                                                                                                --------

ESOP stock committed
 to be released                              (186)                                     484           298

Issuance of
 common stock                                  11                                                     11
                           -----------------------------------------------------------------------------

Balance,
 October 31, 1999          $    139      $ 60,271      $  2,213     $   (460)     $ (1,557)     $ 60,606
                           =============================================================================



(*) Represents net unrealized loss on equity securities. For the three months ended October 31, 1999, the Company had a net unrealized loss on equity securities of $70. For the three and nine months ended October 31, 1998, the Company had a net unrealized gain (loss) on equity securities of $35 and ($112), respectively.

4. Segment information:

     The Company has two reportable segments: Petroleum Marketing and Heating Oil. The Petroleum Marketing segment distributes, markets and sells gasoline and diesel fuel to consumers through a network of 1,256 Getty and other branded retail outlets in thirteen Northeastern and Middle-Atlantic states. The Heating Oil segment is involved in the sale of fuel oil, kerosene and propane, and oil burner and related services to residential and commercial customers in the New York Mid-Hudson Valley region.

     The financial results of the Petroleum Marketing and Heating Oil segments for the quarters and nine months ended October 31, 1999 and 1998 are set forth below (in thousands):


                                         Quarter ended October 31, 1999              Quarter ended October 31, 1998
                                      -------------------------------------      -------------------------------------

                                      Petroleum       Heating                    Petroleum       Heating
                                      Marketing         Oil          Total       Marketing         Oil          Total
                                      ---------         ---          -----       ---------         ---          -----
Sales and operating revenues          $ 223,648     $   4,067      $ 227,715     $ 155,189     $   3,540      $ 158,729
Other income                                124             6            130           412             7            419
                                      ---------------------------------------------------------------------------------

                                        223,772         4,073        227,845       155,601         3,547        159,148
                                      ---------------------------------------------------------------------------------

Cost of sales and operating
 expenses (excluding depreciation
 and amortization)                      214,117         3,840        217,957       146,227         3,194        149,421

Selling, general and
 administrative expenses                  4,833           595          5,428         4,877           573          5,450

Depreciation and amortization             3,777           195          3,972         3,813            76          3,889

Interest expense                            247            --            247           223            --            223
                                      ---------------------------------------------------------------------------------

                                        222,974         4,630        227,604       155,140         3,843        158,983
                                      ---------------------------------------------------------------------------------

Earnings (loss) before provision
 (credit) for income taxes                  798          (557)           241           461          (296)           165

Provision (credit) for
 income taxes                               354          (245)           109           186          (117)            69
                                      ---------------------------------------------------------------------------------

Net earnings (loss)                   $     444     $    (312)     $     132     $     275     $    (179)     $      96
                                      =================================================================================

Total assets                          $ 166,886     $   7,587      $ 174,473     $ 141,549     $   7,941      $ 149,490
Capital expenditures                      4,677            37          4,714         6,660            22          6,682

                                        Nine months ended October 31, 1999        Nine months ended October 31, 1998
                                        ----------------------------------        ----------------------------------

                                      Petroleum      Heating                    Petroleum      Heating
                                      Marketing        Oil            Total     Marketing        Oil             Total
                                      ---------        ---            -----     ---------        ---             -----
Sales and operating revenues          $ 566,635     $  15,060     $ 581,695     $ 488,270     $  13,728      $ 501,998
Other income                                620            32           652         1,255            36          1,291
                                      --------------------------------------------------------------------------------

                                        567,255        15,092       582,347       489,525        13,764        503,289
                                      --------------------------------------------------------------------------------

Cost of sales and operating
 expenses (excluding depreciation
 and amortization)                      539,437        12,337       551,774       471,068        11,946        483,014

Selling, general and
 administrative expenses                 14,837         1,861        16,698        14,269         1,762         16,031

Depreciation and amortization            11,713           581        12,294        11,173           217         11,390

Interest expense                            742             -           742           650             1            651
                                      --------------------------------------------------------------------------------

                                        566,729        14,779       581,508       497,160        13,926        511,086
                                      --------------------------------------------------------------------------------

Earnings (loss) before provision
 (credit) for income taxes                  526           313           839        (7,635)         (162)        (7,797)

Provision (credit) for
 income taxes                               234           139           373        (3,021)          (64)        (3,085)
                                      --------------------------------------------------------------------------------

Net earnings (loss)                   $     292     $     174     $     466     $  (4,614)    $     (98)     $  (4,712)
                                      ================================================================================


Total assets                          $ 166,886     $   7,587     $ 174,473     $ 141,549     $   7,941      $ 149,490
Capital expenditures                     16,322           138        16,460        15,425           278         15,703

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations - Quarter ended October 31, 1999 compared with quarter ended October 31, 1998

         Sales and operating revenues for the third fiscal quarter ended October 31, 1999 were $227.7 million as compared with $158.7 million for the same quarter last year, an increase of 43.5%. The increase in sales and operating revenues was due primarily to a 33.9% increase in average selling prices and an 8.6% increase in sales volume. Gallonage sold increased by 19.9 million gallons to 251.6 million gallons.

         Gross profit before depreciation and amortization was $9.8 million for the three months ended October 31, 1999 as compared with $9.3 million for the three months ended October 31, 1998. The improvement of $.5 million was principally due to increased volume, which contributed an additional $1.6 million of gross profit, partially offset by higher operating costs. The quarter ended October 31, 1999 included a $1.7 million LIFO charge resulting from higher products costs.

         Other income was $.1 million for the three months ended October 31, 1999 as compared with $.4 million for the three months ended October 31, 1998. The decrease was due to lower investment income, higher charges related to the termination of leases under a master lease agreement with Getty Realty Corp. ("Realty") and lower fees charged to Realty for certain administrative and technical services the Company has provided under a services agreement since the March 1997 spin-off. The quarter ended October 31, 1999 included a charge of $65,000 related to the early termination of four leases under such master lease agreement with Realty whereas the prior year quarter included a gain of $11,000 related to the termination of one lease under such master lease agreement with Realty. The three months ended October 31, 1999 and 1998 included $158,000 and $240,000, respectively, of net fees received from Realty for administrative and technical services the Company has provided under the services agreement.

         Selling, general and administrative expenses were comparable for the quarters ended October 31, 1999 and 1998.

         Depreciation and amortization was $4.0 million for the three month period ended October 31, 1999 as compared with $3.9 million for the three months ended October 31, 1998. The increase was due to higher depreciation as a result of capital expenditures and acquisitions.

Results of Operations - Nine months ended October 31, 1999 compared with nine months ended October 31, 1998

         Sales and operating revenues for the nine months ended October 31, 1999 were $581.7 million as compared with $502.0 million for the nine months ended October 31, 1998, an increase of 15.9%. The increase in sales and operating revenues was due primarily to an 11.7% increase in average selling prices and a 4.0% increase in sales volume. Gallonage sold increased by 29.1 million gallons to 749.3 million gallons.

         Gross profit before depreciation and amortization was $29.9 million for the nine months ended October 31, 1999 as compared with $19.0 million for the nine months ended October 31, 1998. The improvement of $10.9 million was principally due to higher product margins, which contributed an additional $7.7 million of gross profit, and increased volume, which contributed an additional $2.3 million of gross profit. The nine month period ended October 31, 1999 included a $1.7 million LIFO charge resulting from higher product costs.

         Other income was $.7 million for the nine months ended October 31, 1999 as compared with $1.3 million for the nine months ended October 31, 1998. The nine months ended October 31, 1999 included a charge of $283,000 related to the early termination of eight leases under a master lease agreement with Realty whereas the prior year period included a gain of $398,000 related to the early termination of three leases under such master lease agreement with Realty. The prior year period also included a $.2 million legal charge related to the Company's Mt. Vernon terminal. Also included in other income for the nine months ended October 31, 1999 and 1998 were $590,000 and $720,000, respectively, of net fees received from Realty for administrative and technical services the Company has provided under the services agreement since the spin-off.

         Selling, general and administrative expenses were $16.7 million for the nine months ended October 31, 1999 as compared with $16.0 million for the nine months ended October 31, 1998. The increase was primarily due to higher employee related expenses and advertising costs.

         Depreciation and amortization was $12.3 million for the nine month period ended October 31, 1999 as compared with $11.4 million for the nine months ended October 31, 1998. The increase was due to higher depreciation as a result of capital expenditures and acquisitions.

Liquidity and Capital Resources

         As of October 31, 1999, the Company had a working capital deficit of $11.9 million as compared with a deficit of $2.5 million as of January 31, 1999. The decrease in working capital was primarily due to $16.5 million of capital expenditures at existing locations and $5.3 million of capital expenditures in connection with acquisitions, partially offset by working capital generated during the period from operations. The Company is able to operate its business with negative working capital, principally because most sales are for cash, payment terms are received from vendors and there is a time interval in the payment of motor fuel taxes.

         The Company's principal source of liquidity is its cash flows from operations, which amounted to $29.3 million during the nine months ended October 31, 1999. Management believes that cash requirements for operations, including rental payments and capital expenditures, can be met by cash flows from operations, cash and equivalents and credit lines. The Company has uncommitted lines of credit with three banks in the aggregate amount of $50 million, which may be utilized for working capital borrowings and letters of credit. As of October 31, 1999, $3.1 million of the lines of credit were utilized in connection with outstanding letters of credit to support the Company's insurance programs. Borrowings under the lines of credit are unsecured and principally bear interest at the applicable bank's prime rate or, at the Company's option, 1.1% above LIBOR. The lines of credit are subject to renewal at the discretion of the banks.

         During the nine months ended October 31, 1999, the Company experienced product cost increases of approximately 29 cents per gallon which resulted in higher sales prices to customers and higher accounts receivable balances as compared to January 31, 1999. In addition, the Company's inventory and accounts payable balances increased as of October 31, 1999, in comparison to the prior fiscal year end, principally due to product cost increases.

         As of October 31, 1999, the Company leased 1,060 retail outlets and 9 terminal facilities, of which 1,014 retail outlets and the terminal facilities were leased from Realty under master lease agreements. Rent expense aggregated $43.6 million for the nine months ended October 31, 1999, including $42.2 million under the master lease agreements with Realty.

         During the nine months ended October 31, 1999, the Company expended $16.5 million for capital expenditures at existing locations and $5.3 million of capital expenditures in connection with acquisitions. The Company's capital expenditures include discretionary expenditures to improve the image of the retail outlets, to improve the terminal facilities and for replacement of service station equipment.


Year 2000

         The Year 2000 issue has arisen because, for many years, some computer software programs and systems have utilized only two digits to specify the year. As a result, these programs and systems may not be able to recognize and process dates beyond 1999, which may cause these programs to malfunction or not be able to accurately process information.

         The Company implemented a Year 2000 program for its internal systems and equipment relating to its information technology systems and non-information technology systems which consisted of four phases: (1) identification; (2) assessment; (3) remediation (including modification, upgrading and replacement); and (4) testing. All four phases of the program have been completed.

         The Company has reviewed the Year 2000 readiness of third parties who provide goods or services which are essential to the Company's operations, such as the parties who provide banking services, credit card processing, environmental services and product suppliers. The Company has had formal communications with significant third parties in order to determine the extent to which the Company is vulnerable to any failure by such third parties to remediate their respective Year 2000 problems and resolve such problems to the extent practicable.

         The Company is finalizing a contingency plan to address issues specific to the Year 2000 problem. The Plan includes performing certain processes manually, obtaining replacement systems, changing suppliers where necessary as well as other appropriate measures.

         The Company's senior management and the Board of Directors receive regular updates on the status of the Company's Year 2000 program. The cost of these Year 2000 efforts has not been material since substantially all of the compliance costs have been funded by reallocating existing internal resources rather than incurring incremental costs.

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

Special Factors Regarding Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "estimates" and similar expressions, we intend to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: volatility of petroleum marketing margins; maturity of the petroleum marketing industry; the impact of economic growth, energy efficiency and technology on demand for petroleum products; natural and political events that may affect the supply of petroleum products; competition; the effects of regulation; the Company's expectations as to its Year 2000 program as well as its Year 2000 contingency plan; the estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems and equipment will be Year 2000 compliant in a timely manner.

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

                          GETTY PETROLEUM MARKETING INC.
                                   (Registrant)


Dated:  December 14, 1999              BY: /s/ Michael K. Hantman
                                          ----------------------------------
                                           (Signature)
                                          MICHAEL K. HANTMAN
                                           Vice President and
                                           Corporate Controller
                                           (Principal Financial and
                                           Accounting Officer)



Dated:  December 14, 1999              BY: /s/ Leo Liebowitz
                                          ----------------------------------
                                           (Signature)
                                          LEO LIEBOWITZ
                                           Chairman and Chief Executive Officer