Form 10-K405
period 2000-01-31
GETTY PETROLEUM MARKETING INC /MD/
filed 2000-04-28
CIK 1025742

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


For the fiscal year ended JANUARY 31, 2000
                          ----------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                         Commission file number 1-14990

                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                          11-3339235
-------------------------------                              ----------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                           identification no.)

125 Jericho Turnpike, Jericho, New York                        11753
---------------------------------------                      ---------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: 516-338-6000

Securities registered pursuant to Section 12 (b) of the Act:

                                                     Name of each exchange on
     Title of each class                                 which registered
-----------------------------                         ----------------------
Common stock, $.01 par value                         New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                      ----
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     -----  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates (8,421,957 shares) of the Company was $29,476,849 as of April 18, 2000.

The registrant had outstanding 13,962,238 shares of common stock as of April 18, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

      Document                                                Part of Form 10-K
      --------                                                -----------------

Annual Report to Stockholders for the fiscal year
 ended January 31, 2000 (the "Annual Report")(pages 9 through 28).      II

Definitive Proxy Statement for the 2000 Annual Meeting of
Stockholders (the "Proxy Statement") which will be filed by
the registrant on or prior to 120 days following the end of
the registrant's fiscal year ended January 31, 2000 pursuant
to Regulation 14A.                                                      III

                                     PART 1

ITEM 1. BUSINESS

Getty Petroleum Marketing Inc. ("Getty") was incorporated in Maryland on October 1, 1996, to be the successor to the petroleum marketing and New York Mid-Hudson Valley heating oil businesses of Getty Petroleum Corp. (now known as Getty Realty Corp.). On January 31, 1997, Getty Realty Corp. transferred these businesses to Getty. On March 21, 1997 Getty Realty Corp. distributed the stock of Getty to its stockholders on a one-for-one basis (the "spinoff"). Getty's principal executive offices are located at 125 Jericho Turnpike, Jericho, New York 11753.

GENERAL

We are one of the nation's largest independent marketers of petroleum products. We serve retail and wholesale customers through a distribution and marketing network of 1,291 Getty(R) and other branded retail outlets (also referred to as "service stations") located in 13 Northeastern and Middle-Atlantic states, 801 of which have automobile service facilities and 338 which have convenience food stores. We store and distribute petroleum products from 9 proprietary distribution terminals and bulk plants and 30 thruput and exchange terminals. We purchase gasoline, fuel oil and related petroleum products from a number of Northeast and Middle-Atlantic suppliers. These products are delivered by cargo ship, barge, pipeline and truck to our distribution terminals and bulk plants located in our marketing region. Through our proprietary truck transportation fleet and distribution network, we sell and distribute products throughout a 13 state marketing region. Of the 1,291 retail outlets we supplied at January 31, 2000, 1,013 or 78% are held under long-term leases or subleases with Getty Realty Corp. ("Realty"). The remaining retail outlets purchase petroleum products from us under contract as licensed Getty dealers or from licensed Getty distributors who purchase Getty products from us. We also sell, on a wholesale basis, gasoline, fuel oil, diesel fuel and kerosene from distribution terminals and bulk plants in truckload and barge quantities, and sell fuel oil, kerosene, propane and oil burner and related services to residential, commercial and governmental customers in New York's Mid-Hudson Valley.

Getty and its predecessors have been in the petroleum marketing business for approximately 45 years. Mr. Leo Liebowitz, Chairman, Chief Executive Officer and a director of Getty, and the late Mr. Milton Safenowitz, a former director of Getty and a former executive vice president of Getty's predecessors, entered the petroleum marketing business in 1955 with one service station and pursued a strategy of expanding the business principally through acquisitions. Prior to 1985, we had expanded into five states under various brand names, principally Power Test. On February 1, 1985, we acquired the marketing and distribution assets of Getty Oil Company in the Northeastern and Mid-Atlantic states from a subsidiary of Texaco Inc. The Getty acquisition included the Getty trademark and trade name, service stations, distribution terminals and a wholesale heating oil and middle distillate marketing network in six states.

During the period from 1985 to 1991, we continued to expand the business by acquiring numerous small regional distributors, service stations and convenience food stores. In addition to adding locations through fee ownership and leasing, we continued to implement our program of adding non-petroleum products and revenue enhancing services at retail outlets, particularly convenience food stores and automotive repair shops. Beginning in 1992, we implemented a comprehensive program of evaluating retail outlets to determine their long-term viability as gasoline stations. Over the following five years, this process resulted in the divestment of non-strategic and uneconomic retail outlets. Getty and Realty are parties to a master lease (the "Master Lease") which was executed as part of the spinoff. Under the Master Lease, we leased from Realty retail outlets which were owned by Realty at the time of the spinoff and subleased from Realty retail outlets which were leased by Realty at the time of the spinoff. In addition, we have a royalty free license from Realty to use the Getty(R) trademark in our marketing territory.

OPERATING STRATEGY

Our operating strategy is to market motor fuels through service stations operated by independent Getty-licensed dealers, many of whom sublease service stations and convenience stores from us. Our dealers either buy their petroleum products from us or from licensed Getty distributors who purchase Getty products from us, or sell our petroleum products and receive a commission. We view each of our retail outlets as a "profit center" and believe that independent operators, with greater financial incentive than salaried employees, generally operate retail outlets more economically. Moreover, the leasing and subleasing of retail outlets to independent operators has provided us with a steady and increasing source of rental income and has allowed us to reduce our direct operating costs.

We directly operated 10 retail outlets as of January 31, 2000 utilizing salaried employees. While we seek to sublease retail outlets to independent operators, we historically have retained a small number of company-operated outlets. These outlets permit management to keep abreast of changes in retail marketing, assist in providing practical guidance to independent dealers and test new products and concepts.

Some of our retail outlets have convenience food stores and automotive repair centers. We receive higher rentals from these properties as a result of these additional uses.

We intend to expand our retail operations by leasing or purchasing new sites and by entering into supply agreements with third parties. Under the Master Lease and other agreements, however, Realty has no obligation to procure and lease new properties to us.

DISTRIBUTION

Our retail outlets sell gasoline, diesel fuel and other related petroleum products (such as motor oil and lubricants) under the brand name "Getty" or, to a limited extent, under other brand names in the states of Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont, Virginia and West Virginia.

As of January 31, 2000, we had 1,291 Getty and other branded retail outlets as follows:

(i) 10 company-operated retail outlets which are operated by salaried employees;

(ii) 91 sublessee dealer operated retail outlets (dealers who sublease retail outlets and purchase their petroleum products from us);

(iii) 872 commission sublessee dealer operated retail outlets (dealers who sublease retail outlets and receive a commission for sale of our petroleum products);

(iv) 78 retail outlets operated by management contractors (dealers who operate retail outlets pursuant to a management contract);

(v) 66 contract dealer retail outlets (dealers who purchase their petroleum products from us or sell our petroleum products on a commission basis, but do not sublease retail outlets from us);

(vi) 25 distributors who purchase their petroleum products from us, and who in turn supply the petroleum product requirements of 139 retail outlets; and

(vii) 35 inactive outlets to be disposed of.

The table below summarizes the aggregate additions and deletions to the number of retail outlets during each of the three fiscal years ended January 31, 2000:

                                          RETAIL OUTLETS                     RETAIL OUTLETS
                                           AT BEGINNING                          AT END
           FISCAL YEAR                       OF PERIOD   ADDITIONS  DELETIONS   OF PERIOD

2000  .......................................   1,263        75        47        1,291

1999 ........................................   1,317        28        82        1,263

1998 ........................................   1,560        --       243(a)     1,317



(a) Primarily related to non-renewal of supply contract with Uni-Marts, Inc.

We generally extend three-year lease terms to our dealers, although new dealers generally receive a one-year trial lease. These leases generally provide for fixed rentals at competitive rates. In addition, most leases provide for an additional rental if the dealer fails to sell certain minimum quantities of gasoline during a month. The lessee of a retail outlet is generally responsible for payment of utilities and for all maintenance and repairs, except for structural and marketing equipment repairs and capital improvements, which we perform.

We distribute petroleum products from 9 distribution terminals and bulk plants, which are leased from Realty under the Master Lease. These distribution terminals and bulk plants are located in New York, New Jersey, Rhode Island and Connecticut, and have an aggregate storage capacity of approximately 48 million gallons. The terminals located in East Providence, Rhode Island and Rensselaer, New York are deep-water terminals, capable of handling large vessels. In addition, we utilize 30 additional terminals under thruput and storage agreements with unrelated parties. A substantial portion of the petroleum products are transported to retail outlets by our truck transportation fleet subsidiary, whose drivers are compensated in part on an incentive-based system.

We also sell, through our Kingston Oil Supply Corp. ("KOSCO") subsidiary, heating oil, propane (LPG) and related services directly to approximately 30,400 retail and commercial customers in the New York Mid-Hudson Valley. In addition, we are a wholesale supplier of #2 heating oil in the Northeast, supplying heating oil to dealers who deliver to residences and commercial accounts. We market diesel fuel and kerosene both to distributors and directly to retail outlets and consumers.

PRODUCT SUPPLY

We have agreements with a number of Northeast and Middle-Atlantic suppliers for the purchase of refined petroleum products. These agreements typically have one-year terms, with prices generally based on formulas tied to the New York Harbor price for the petroleum product being purchased. We have no crude oil reserves or refining capacity.

Historically, petroleum prices have been subject to extreme volatility and there have been periodic shortages followed by periods of oversupply. There can be no assurance that petroleum prices will not fluctuate greatly or that petroleum products will continue to be available from multiple sources or available in times of shortage. Furthermore, a large, rapid increase in petroleum prices could adversely affect our margins and/or profitability if we cannot increase sales prices or automobile consumption of gasoline were to significantly decline as a result of these price increases. Management believes, however, based upon our experience during times of shortage, that we will continue to be able to acquire petroleum products on competitive terms due in part to the large volume of our purchases and the storage capacity at our distribution terminals.

MARKETING

In order to provide efficient service to retail dealers and other customers, we have divided our marketing territory into four regions. Our regional marketing personnel provide significant guidance, counseling and assistance to dealers, including advice on retail operations. Our marketing personnel also supervise the company-operated retail outlets.

We provide advertising and promotional support to our retail outlets. We use both radio and newspaper media, and implement promotional programs on an ongoing basis.

We have a co-branded Getty MasterCard, and our retail outlets generally accept Visa, MasterCard, Discover, Diners Club and American Express credit cards and "NYCE" and "MAC" debit cards.

In addition, we have a Getty fleet fueling card and our retail outlets generally accept certain other fleet fueling cards which have tracking programs that provide cost control data to fleet customers.

COMPETITION

We believe that based on the number of locations served, we are currently one of the largest independent marketers of petroleum products in the United States. Petroleum marketing is highly competitive, and we compete with a substantial number of integrated oil companies and other companies who may have greater assets, financial resources and sales. Accordingly, our earnings may be adversely affected by the marketing policies of these companies, which may have greater flexibility to withstand price changes. We compete for new dealers and distributors primarily on the basis of Getty brand acceptance, location, supply, price and marketing support. The retail outlets in our marketing network compete primarily on the basis of Getty brand acceptance, location, customer service, appearance of the retail outlet and price.

REGULATION

The petroleum products industry is subject to numerous federal, state and local laws and regulations. Although compliance with those laws and regulations may have a significant impact on results of operations or liquidity for any single period, we believe that the costs related to compliance, except for the environmental matters discussed below, have not had and are not expected to have a material adverse effect on our competitive or financial position.

We are not a refiner and, therefore, are not subject to the Petroleum Marketing Practices Act ("PMPA"), a federal law, with respect to its Getty branded stations. However, under our agreements with certain of our dealers and distributors, we have voluntarily extended to them coverage under PMPA. Under PMPA, we comply with certain notice requirements (generally 90 days) and extend nondiscriminatory contracts to licensed dealers and distributors, and we cannot terminate or refuse to renew their franchises unless certain PMPA imposed prerequisites are met as provided in the agreements. Although a licensed dealer or distributor who is covered by PMPA is not required to renew his or her franchise, because we have agreed to comply with PMPA with respect to these dealers and distributors, we are required to renew the franchises of dealers and distributors who elect to renew. However, we may terminate or refuse to renew a franchisee for violating certain provisions of the agreements as permitted under PMPA. The PMPA permitted grounds for termination or non-renewal include, among other things, non-payment of rent, misuse of trademark, bankruptcy, criminal misconduct, condemnation and expiration of an underlying lease. Also, we may elect not to renew a franchisee upon a determination made in good faith that the franchise relationship is uneconomical to us, although then we must, in accordance with PMPA, offer the franchisee the right to purchase our leasehold interest in the property at a bona fide price. Under the terms of the Master Lease with Realty, we are required to offer to assign our leasehold interest in the property (including all renewal options) to the franchisee who is covered by PMPA.

In addition, our operations are governed by numerous federal, state and local environmental laws and regulations. Among these laws are (i) requirements to dispense reformulated gasoline in accordance with the Clean Air Act, (ii) restrictions imposed on the amount of hydrocarbon vapors which may enter the air at our terminals and service stations, (iii) OSHA and other laws regulating terminal employee exposure to benzene and other hazardous materials, (iv) requirements to report to governmental authorities discharges of petroleum products into the environment and, under some circumstances, to remediate the soil and/or groundwater contamination pursuant to governmental order and directive, (v) requirements to remove and replace underground storage tanks that have exceeded governmental-mandated age limitations and (vi) the requirement to provide a certificate of financial responsibility with respect to claims relating to underground storage tank failures.

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

Realty has agreed to pay all costs relating to, and to indemnify us for, all scheduled known pre-spinoff environmental liabilities and obligations, and all other environmental liabilities and obligations arising out of discharges with respect to properties containing USTs that had not been upgraded to meet the 1998 federal standards that were discovered prior to the date these USTs were upgraded to meet the 1998 federal standards (collectively, the "Realty Environmental Liabilities"). We have not reflected a liability for the Realty Environmental Liabilities in our consolidated balance sheet since Realty remains the primary obligor for these liabilities. In the unlikely event that Realty fails to remediate a contaminated property and we are held jointly and severally responsible for the remediation costs, Realty is obligated to indemnify us, and any remediation costs we pay will be offset against our rental obligations under the Master Lease. Because of this rental offset, the likelihood that we will incur any incremental costs in connection with any such remediation is remote.

We are responsible for, and will indemnify Realty with respect to, all environmental obligations and liabilities other than the Realty Environmental Liabilities. As of January 31, 2000 and 1999, we had accrued $2,117,000 and $1,415,000, respectively, as management's best estimate for environmental remediation costs to be incurred. In view of the uncertainties associated with environmental expenditures, however, we believe it is possible that future expenditures could be substantially higher. Any additional amounts will be reflected in our financial statements as they become known. Although future environmental expenditures may have a significant impact on results of operations for any single fiscal year or interim period, we believe that these costs will not have a material adverse effect on our financial position.

We believe that we are in substantial compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters. Although we cannot predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on our competitive position.

PERSONNEL

As of January 31, 2000, we had 597 employees, of whom 209 were truck drivers and service technicians represented by Amalgamated Local Union 355. We consider our relationships with our employees and the union to be satisfactory.

SPECIAL FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "estimates" and similar expressions, we intend to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: volatility of petroleum marketing margins; maturity of the petroleum marketing industry; the impact of economic growth, energy efficiency and technology on demand for petroleum products; natural and political events that may affect the supply of petroleum products; competition; the effects of regulation; and potential effects of Year 2000 computer issues. For a more detailed discussion of risk factors, see the information set forth under the caption "Risk Factors" in the Company's Information Statement dated March 13, 1997.

As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. An investment in our common stock involves various risks, including those mentioned above and elsewhere in this report and those which are detailed from time to time in our other filings with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect events or circumstances or reflect the occurrence of unanticipated events.

ITEM 2.  PROPERTIES

Effective February 1, 1997, we entered into the Master Lease with Realty under which service station and convenience store properties and terminal facilities (the "Properties") are leased or subleased by Realty to us. The Properties are used for gasoline sales, convenience stores, and other complementary lawful uses in conjunction with the sale of petroleum products or convenience store items, except where the provisions of any underlying lease are more restrictive. We may sublet any property, provided that we remain fully responsible for a sublessee's performance and, except in cases of economic abandonment (as described below), a sublease for uses other than those described above requires Realty's consent. Except for certain environmental and UST obligations described below (and above under Item 1. Business - Regulation), the Master Lease is a "triple-net" lease, under which we are responsible for all taxes, maintenance, repairs, insurance and other operating expenses.

Rent for each of the Properties was set using the then fair market value of each Property, assuming the USTs were upgraded to meet the 1998 federal standards and Properties were free of known environmental contamination, since Realty was responsible for those costs. Rent for each Property will increase at the end of each five-year period by the net increase in the Consumer Price Index for all items in the Northeast Region during that five-year period, but not more than 15%. Rents for all Properties are payable in advance on the first day of the month. The initial term of the Master Lease is (i) fifteen years with respect to Properties owned in fee by Realty (termination date of January 31, 2012 excluding renewals) and (ii) the length of time remaining under underlying lease terms (which ranges up to fifteen years under the Master Lease) with respect to other Properties leased by Realty from other third parties. The Master Lease terms for each category of Properties described above also include four ten-year renewal options (or, with respect to category (ii), a shorter period as provided in the underlying lease), which we may exercise with two years advance notice on an individual property basis for all Properties then subject to the Master Lease. For the subleased Properties, Realty has agreed to use reasonable efforts to extend the underlying lease terms upon conditions acceptable to Realty and us. In the event that we desire not to renew the sublease, Realty may extend or renew the lease and sublease the property to a third party after the end of our term. Our Bylaws require that the renewal of leases under the Master Lease, including the exercise of any renewal options, be approved by a majority of Directors, including, for so long as Outside Directors (as defined in Item 10 below) are required to constitute a majority of our Board of Directors, a majority of the Outside Directors. See Item 10. Directors and Executive Officers of the Registrant.

The Master Lease provides that if during the lease term we determine that any of the leased premises have become uneconomic or unsuitable for use as a service station or convenience store and have discontinued use of the Property or intend to discontinue use of the Property as a service station or convenience store within one year, we have the right to sublet the Property for any lawful use without Realty's consent and, prior to the commencement of any other use, we must remove any USTs on the Property and thereafter perform all requisite environmental investigations and/or remediations. We have this right of economic abandonment with respect to no more than ten Properties during any fiscal year of the lease term. We have no right of economic abandonment for the terminal premises or the premises subject to third party leases.

Realty may terminate our right to possession of the Properties upon the occurrence of an event of default, including our failure to pay rent due under the Master Lease in a timely manner or to comply with our covenants under the Reorganization and Distribution Agreement (the "Distribution

Agreement") between us and Realty pursuant to which the spinoff was effected.

The Master Lease provides that we may make any alterations consistent with the use of the Properties as gasoline stations/convenience stores. Any other alterations require Realty's consent, which may not be unreasonably withheld.

Pursuant to the Master Lease, Realty will be responsible and pay for, and indemnify us against, all pre-closing liabilities, including environmental remediation and other matters specifically identified on the relevant Master Lease schedule. Since rental rates under the Master Lease assumed that the Properties complied with the 1998 federal standards, in the event that Realty fails to make the expenditures required for underground storage tank and environmental compliance, we have the right to offset the costs of compliance against our rent obligations under the Master Lease.

We have agreed, pursuant to the Master Lease, to indemnify Realty against, and be responsible for, all post-closing liabilities, except all scheduled pre-closing environmental liabilities and obligations, all scheduled upgrades to nonupgraded USTs, and all environmental liabilities and obligations arising out of discharges with respect to Properties containing nonupgraded USTs that were discovered prior to the date such USTs were upgraded to meet the 1998 federal standards.

We own one service station property in Massachusetts, which we purchased in 1999.

ITEM 3.  LEGAL PROCEEDINGS

(a) Information in response to this item is incorporated herein by reference from Note 7 of the Notes to Consolidated Financial Statements set forth on page 21 of the Annual Report.

In 1991, the State of New York brought an action in the New York Supreme Court in Albany County against Kingston Oil Supply Corp. ("KOSCO"), our subsidiary, seeking reimbursement in the amount of $189,000 for cleanup costs incurred at a service station. The State is also seeking penalties of $200,000 and interest. There has been no activity in this proceeding in the past several years.

In April 1998, the State of New York asserted against KOSCO a claim for $185,000, representing environmental cleanup costs allegedly incurred commencing in 1991. In August 1998, an action was filed in the New York Supreme Court in Albany County to recover $185,000 for cleanup costs plus interest and penalties.

In January 2000, the Department of Environmental Protection of the Commonwealth of Massachusetts advised us that it would require that we enter into a Consent Order with respect to alleged violations pertaining to vapor recovery equipment at some of our Massachusetts service stations in the mid-1990's. The Department said that it would assess a penalty of $123,000 for the alleged violations. We have denied responsibility and no enforcement action has been instituted.

Under the Distribution Agreement, Realty agreed to defend all claims or proceedings that existed prior to the spinoff and indemnify us and our subsidiaries with respect thereto. Pursuant to the Distribution Agreement, Realty retains liability for proceedings relating to the pre-spinoff operation of the business, including KOSCO. Realty is defending and incurring the cost of defense of the three above-described cases and all other matters which occurred prior to the date of the spinoff.

There have been releases of petroleum products into the environment since the spinoff for which we are solely responsible. Some of these releases could result in third party claims against us, to which Realty's indemnification obligation will not apply.

Several claims have been asserted against us and our subsidiaries for personal injuries incurred after the spinoff, for which Realty has no indemnification obligation. These claims, for which there is insurance coverage subject to a $500,000 per occurrence deductible, are not expected, individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended January 31, 2000.

EXECUTIVE OFFICERS OF REGISTRANT

The following table lists the executive officers of Getty as of January 31, 2000, their respective ages, the offices and positions held and the year in which each was elected an officer.
                                                                         Officer
         Name             Age            Position                          Since
         ----             ---            --------                          -----

Leo Liebowitz              72     Chairman and Chief Executive Officer      1997
Vincent J. DeLaurentis     49     President and Chief Operating Officer     1997
A. R. Charnes              55     Vice President of Marketing               1998
Michael K. Hantman         48     Vice President and Corporate Controller   1997
Samuel M. Jones            63     Vice President, Corporate Secretary
                                   and General Counsel                      1997

Mr. Liebowitz has been Chairman and Chief Executive Officer and a director of Getty since March 21, 1997, the date of the spinoff from Realty. He is also the President and Chief Executive Officer and a director of Realty, which positions he has held since 1971. He is also a director of the Regional Banking Advisory Board of Chase Banking Corp.

Mr. DeLaurentis joined Getty as President in August 1997 and assumed the additional position of Chief Operating Officer in June 1998. Prior thereto, Mr. DeLaurentis had been President of Interactive Marketing Ventures, a Safeguard Scientifics partnership company. Until 1996, he was the Vice President and General Manager of Sunoco's Northeast Marketing Region for Sun Company, Inc. During his eight years there, he served in various management roles including Vice President of Marketing, A plus Franchise Manager and Division Manager. His prior experience was with Atlantic Refining and Marketing and ARCO.

Mr. Charnes has been Vice President of Marketing of Getty since September 1998. Prior thereto, he was General Manager of Marketing since February 1998. He joined Realty in 1988 as a Regional Manager and continued in this capacity for Getty effective with the March 21, 1997 spinoff from Realty. Prior to joining Realty, he held various management positions with Marathon Oil Company, which he joined in 1966.

Mr. Hantman has been Vice President and Corporate Controller of Getty since March 21, 1997, the date of the spinoff from Realty. Prior thereto, he was Vice President and Corporate Controller of Realty. He joined Realty in 1985 as Corporate Controller. Prior to joining Realty, he was a Principal of Arthur Young & Company, an international accounting firm.

Mr. Jones has been Vice President, Corporate Secretary and General Counsel of Getty since March 21, 1997, the date of the spinoff from Realty. Prior thereto, he was Vice President, Corporate Secretary and General Counsel of Realty. He joined Realty in 1986 as Vice President and General Counsel and assumed the additional position of corporate secretary in 1994. Prior to joining Realty, he was a Senior Attorney with Texaco Inc.

Management is not aware of any family relationships among any of the executive officers.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated herein by reference from material under the heading "Common Stock" on page 28 of the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

Information in response to this item is incorporated herein by reference from material under the heading "Selected Financial Data" on page 9 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information in response to this item is incorporated herein by reference from material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 13 of the Annual Report.

ITEM 7A.  MARKET RISK

Information is response to this item is incorporated herein by reference from
Note 7 of the Notes to Consolidated Financial Statements on page 21 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information in response to this item is incorporated herein by reference from the information on pages 14 through 28 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors in response to this item is incorporated herein by reference from material under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 1 and 3 through 4 and page 15, respectively, of the Proxy Statement.

Information regarding executive officers is included in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference from material under the headings "Directors' Meetings, Committees and Executive Officers" and "Compensation" through, and including the material under the heading "Compensation Committee Interlocks and Insider Participation", on pages 3 through 9 of the Proxy Statement.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The financial statements listed in the Index to Financial Statements and Financial Statement Schedules on page 15 are filed as part of this annual report.

2.  Financial Statement Schedule

The financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedules on page 15 is filed as part of this annual report.

3.  Exhibits

The exhibits listed in the Exhibit Index on pages 18 through 20 are filed as part of this annual report.

4.  Reports on Form 8-K

Registrant filed a Current Report on Form 8-K dated April 6, 2000 reporting under Item 5, Other Events, that Getty had retained the investment banking firm ING Barings, LLC in connection with a review of strategic alternatives, including the possible sale or merger of Getty or some other form of business transaction.

                         GETTY PETROLEUM MARKETING INC.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                  COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
                                ITEMS 14(A) 1 &2


                                                            Reference
                                                            ---------
                                                    Form 10-K      2000 Annual
                                                      (pages)     Report (pages)
                                                      -------     --------------
Data incorporated by reference from attached
2000 Annual Report to Stockholders
of Getty Petroleum Marketing Inc.:

Report of Independent Accountants                                       28

Consolidated Statements of Operations for the
years ended January 31, 2000, 1999 and 1998                             14

Consolidated Balance Sheets as of January 31,
2000 and 1999                                                           15

Consolidated Statements of Cash Flows for the
years ended January 31, 2000, 1999 and 1998                             16

Notes to Consolidated Financial Statements                           17 - 27

Report of Independent Accountants -
Supplemental Schedule                                  16

Schedule II - Valuation and Qualifying Accounts
and Reserves for the years ended January 31, 2000,
1999 and 1998                                          17


All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

The financial statements listed in the above index which are included in the 2000 Annual Report to Stockholders are hereby incorporated by reference. With the exception of the pages listed in the above index and the information incorporated by reference included in Part II, Items 5, 6, 7, 7A and 8, the 2000 Annual Report to Stockholders is not deemed filed as part of this report.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Getty Petroleum Marketing Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 9, 2000 appearing in the fiscal 2000 Annual Report to Shareholders of Getty Petroleum Marketing Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
New York, New York
March 9, 2000

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR THE YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
                                 (in thousands)


                                     BALANCE AT                       BALANCE AT
                                     BEGINNING                          END OF
                                     OF PERIOD ADDITIONS   DEDUCTIONS   PERIOD

2000:
Allowance for doubtful accounts*...    $  901     $  346    $  406      $  841
                                       ======     ======    ======      ======
1999:
Allowance for doubtful accounts*...    $1,208     $  461    $  154      $  901
                                       ======     ======    ======      ======
1998:
Allowance for doubtful accounts*...    $1,185     $  443    $  466      $1,208
                                       ======     ======    ======      ======





-------------

* Relates to accounts receivable.

                                  EXHIBIT INDEX
                                  -------------

                         GETTY PETROLEUM MARKETING INC.

                           Annual Report on Form 10-K
                   for the fiscal year ended January 31, 2000
                   ------------------------------------------
Exhibit
   No               Description


  3.2     Articles of Amendment and         Filed as Exhibit 3.2 to Company's
          Restatement of the Company.       Registration Statement on Form 10,
                                            File No. 001-14990, and incorporated
                                            herein by reference.

  3.4     By-Laws of the Company.           Filed as Exhibit 3.4 to Company's
                                            Registration Statement on Form 10,
                                            File No. 001-14990, and incorporated
                                            herein by reference.

 10.1     Form of Reorganization and        Filed as Exhibit 10.1 to Company's
          Distribution Agreement between    Registration Statement on Form 10,
          the Company and Getty             File No. 001-14990, and incorporated
          Realty Corp.                      herein by reference.

 10.2     Form of Master Lease Agreement    Filed as Exhibit 10.2 to Company's
          between the Company and Getty     Registration Statement on Form 10,
          Realty Corp.                      File No. 001-14990, and incorporated
                                            herein by reference.

 10.3     Form of Tax Sharing Agreement     Filed as Exhibit 10.3 to Company's
          between the Company and Getty     Registration Statement on Form 10,
          Realty Corp.                      File No. 001-14990, and incorporated
                                            herein  by reference.

 10.4     Services Agreement dated as of    Filed as Exhibit 10.4A to Company's
          February 1,  1999 between the     Annual Report on  Form 10-K for the
          Company and Getty Realty Corp.    year ended January 31, 1999, File
                                            No. 001-14990, and incorporated
                                            herein be reference.

 10.5     Form of Trademark License         Filed as Exhibit 10.5 to Company's
          Agreement between the Company     Registration Statement on Form 10,
          and Getty Realty Corp.            File No. 001-14990, and incorporated
                                            herein by reference.

 10.6     Form of Company's 1997 Stock      Filed as Exhibit 10.6 to Company's
          Option Plan.                      Registration Statement on Form 10,
                                            File No. 001-14990, and incorporated
                                            herein by reference.

 10.7     Form of Company's Employee        Filed as Exhibit 10.7 to Company's
          Stock Ownership Plan.             Registration Statement  on Form 10,
                                            File No. 001-14990, and incorporated
                                            herein by reference.

 10.8     Form of Stock Option              Filed as Exhibit 10.8 to Company's
          Reformation Agreement between     Registration Statement on Form 10,
          the Company and Getty Realty      File No. 001-14990, and incorporated
          Corp.                             herein by reference.

 10.9     Form of Company's Retirement      Filed as Exhibit 10.9 to Company's
          and Profit Sharing Plan.          Registration Statement on Form 10,
                                            File No. 001-14990, and incorporated
                                            herein by reference.

Exhibit
  No                  Description

10.10     Form of Supplemental Retirement Plan        Filed as Exhibit 10.10 to
          for Executives of the Company and           Company's Registration
          Participating Subsidiaries.                 Statement on Form 10, File
                                                      No. 001-14990, and
                                                      incorporated herein by
                                                      reference.

10.11     Form of Indemnification Agreement           Filed as Exhibit 10.11 to
          between Company and directors.              Company's Annual Report on
                                                      Form 10-K for the year
                                                      ended January 31, 1997,
                                                      File No. 001-14990, and
                                                      incorporated herein by
                                                      reference.

10.12     Vincent J. DeLaurentis Employment           Filed as Exhibit 10.12 to
          Agreement dated as of July 10, 1997.        Company's Quarterly Report
                                                      on Form 10-Q for the
                                                      quarter ended July 31,
                                                      1997, File No. 001-14990,
                                                      and incorporated herein by
                                                      reference.

10.12a    First Amended and Restated Employment       Filed as Exhibit 10.12a to
          Agreement between Getty Petroleum           Company's Annual Report on
          Marketing Inc. and Vincent J.               Form 10-K for the year
          DeLaurentis dated as of                     ended January 31, 1999,
          April 8, 1999 (See Exhibit 10.12).          File No. 001-14990, and
                                                      incorporated herein by
                                                      reference.

10.13     General Release and Severance               Filed as Exhibit 10.13 to
          Agreement between Alvin A. Smith            Company's Quarterly Report
          and Getty Petroleum Marketing Inc.          on Form 10-Q for the
                                                      quarter ended October 31,
                                                      1997, File No. 001-14990,
                                                      and incorporated herein by
                                                      reference.

10.14     Form of Letter Agreement dated              Filed as Exhibit 10.14 to
          April 8, 1997, wherein the Company          Company's Annual Report on
          (I) confirmed that a change of control      Form 10-K for the year
          event had occurred pursuant to certain      ended January 31, 1998,
          Agreements dated December 9, 1994, as       File  No. 001-14990, and
          amended on March 7, 1996, between Getty     incorporated  herein  by
          Petroleum Corp. and the officers and        reference.
          certain key employees of Getty Petroleum
          Corp., and (ii) agreed to perform Getty
          Petroleum Corp.'s obligations under the
          Agreements as to those officers and key
          employees of Getty Petroleum Corp. who
          had become officers and employees of
          the Company.

10.15     Form of Letter Agreement dated              Filed as Exhibit 10.23 to
          December 9, 1994 regarding compensation     the Annual Report on Form
          upon change of control (See Exhibit         10-K for the fiscal year
          10.14)                                      ended January 31, 1995
                                                      (File No. 1-8059) of Getty
                                                      Petroleum Corp. and
                                                      incorporated herein by
                                                      reference

10.16     Form of Letter Agreement dated              Filed as Exhibit 10.27 to
          March 7, 1996 amending Agreement dated      the Annual Report on Form
          December 9, 1994 regarding compensation     10-K for the fiscal year
          upon change of control (See Exhibits        ended January 31, 1996
          10.14 and 10.15).                           (File No. 1-8059) of Getty
                                                      Petroleum Corp. and
                                                      incorporated herein by
                                                      reference.

10.17     Form of Letter Agreement dated March 9,     Filed as Exhibit 10.17 to
          1998 between the Company and the            Company's Annual Report on
          officers and  certain key employees         Form 10-K for the year
          of the Company amending the change of       ended January 31, 1998,
          control agreements (See Exhibits 10.14,     File No. 001-14990, and
          10.15 and 10.16).                           incorporated herein by
                                                      reference.

13      Annual Report to Stockholders.              *

21      List of Subsidiaries of the Company.        *

23      Consent of Independent Accountants.         *

27      Financial Data Schedule.                    *


---------------
*Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Getty Petroleum Marketing Inc.
                         ------------------------------
                                  (Registrant)

                                                By /s/ Michael K. Hantman
                                                   ----------------------------
                                                   Michael K. Hantman,
                                                   Vice President and
                                                   Corporate Controller
                                                   April 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By  /s/ Leo Liebowitz                           By /s/ Michael K. Hantman
    ----------------------------                   ----------------------------
    Leo Liebowitz, Chairman,                       Michael K. Hantman,
    Chief Executive Officer                        Vice President and
    and Director                                   Corporate Controller
    April 28, 2000                                 (Principal Financial and
                                                   Accounting Officer)
                                                   April 28, 2000


By  /s/ Matthew J. Chanin                       By /s/ Ronald E. Hall
    ----------------------------                   ----------------------------
    Matthew J. Chanin,                             Ronald E. Hall,
    Director                                       Director
    April 28, 2000                                 April 28, 2000


By  /s/ Richard E. Montag                       By /s/ Howard Safenowitz
    ----------------------------                   ----------------------------
    Richard E. Montag,                             Howard Safenowitz,
    Director                                       Director
    April 28, 2000                                 April 28, 2000

By  /s/ Howard Silverman
    ----------------------------
    Howard Silverman,
    Director
    April 28, 2000