Form 10-Q
period 2000-04-30
GETTY PETROLEUM MARKETING INC /MD/
filed 2000-06-12
CIK 1025742

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended APRIL 30, 2000                  Commission file number 1-14990


                         GETTY PETROLEUM MARKETING INC.
             (Exact name of registrant as specified in its charter)


             MARYLAND                                        11-3339235
-----------------------------------                       ---------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

125 JERICHO TURNPIKE, JERICHO, NEW YORK                         11753
----------------------------------------                        -----
(Address of principal executive offices)                      (Zip Code)

                                (516) 338 - 6000
                                ----------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Registrant has 13,968,838 shares of Common Stock, par value $.01 per share, outstanding as of May 31, 2000.


================================================================================

                         GETTY PETROLEUM MARKETING INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                     Page Number

Item 1.  Financial Statements

 Consolidated Balance Sheets as of April 30, 2000 and
  January 31, 2000                                                       1

 Consolidated Statements of Operations for the three months ended
  April 30, 2000 and 1999                                                2

 Consolidated Statements of Cash Flows for the three months ended
  April 30, 2000 and 1999                                                3

 Notes to Consolidated Financial Statements                            4 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                  7 - 9

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               10

Signatures                                                              10

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

---------------------------------------------------------------------------------------------
                                                                     April 30,    January 31,
---------------------------------------------------------------------------------------------
Assets:                                                                 2000         2000
---------------------------------------------------------------------------------------------
                                                                           (unaudited)
Current assets:
  Cash and equivalents                                                $  24,344    $  10,266
  Investments                                                             1,035          548
  Accounts receivable, net                                               14,450       12,200
  Inventories                                                            19,904       20,760
  Deferred income taxes                                                   5,048        4,860
  Prepaid expenses and other current assets                               1,926        5,065
                                                                      ---------    ---------

     Total current assets                                                66,707       53,699

Property and equipment, at cost, less
  accumulated depreciation and amortization                             111,624      112,458
Other assets                                                              4,733        4,758
                                                                      ---------    ---------

     Total assets                                                     $ 183,064    $ 170,915
                                                                      =========    =========


---------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
---------------------------------------------------------------------------------------------

Current liabilities:
  Accounts payable                                                    $  41,782    $  34,541
  Accrued expenses                                                       15,280       15,591
  Gasoline taxes payable                                                 16,633       14,181
  Income taxes payable                                                       43         --
                                                                      ---------    ---------

     Total current liabilities                                           73,738       64,313

Deferred income taxes                                                    21,907       22,010
Other, principally deposits                                              22,646       22,346
                                                                      ---------    ---------

     Total liabilities                                                  118,291      108,669
                                                                      ---------    ---------


Stockholders' equity:
Preferred stock, par value $.01 per share; authorized
10,000,000 shares for issuance in series (none of which is issued)         --           --
Common stock, par value $.01 per share; authorized
30,000,000 shares; issued 13,968,838 at April 30, 2000
and 13,960,898 at January 31, 2000                                          140          140
Paid-in capital                                                          60,279       60,231
Retained earnings                                                         5,837        3,802
Unearned ESOP stock (257,331 shares at April 30, 2000 and
290,896 shares at January 31, 2000)                                      (1,235)      (1,396)
Accumulated other comprehensive loss                                       (248)        (531)
                                                                      ---------    ---------

     Total stockholders' equity                                          64,773       62,246
                                                                      ---------    ---------

     Total liabilities and stockholders' equity                       $ 183,064    $ 170,915
                                                                      =========    =========





                             See accompanying notes.

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


--------------------------------------------------------------------------------
                                                Three months ended April 30
--------------------------------------------------------------------------------
                                                   2000            1999
--------------------------------------------------------------------------------

Sales and operating revenues                     $285,311        $158,970
Other income                                          316             179
                                               --------------------------
                                                  285,627         159,149
                                               --------------------------

Cost of sales and operating expenses
(excluding depreciation and amortization          271,476         148,937
Selling, general and administrative expenses        5,796           5,426
Depreciation and amortization                       4,362           4,090
Interest expense                                      261             259
                                               --------------------------
                                                  281,895         158,712
                                               --------------------------


Earnings before provision
  for income taxes                                  3,732             437
Provision for income taxes                          1,697             193
                                               --------------------------

Net earnings                                     $  2,035        $    244
                                               ==========================


Net earnings per share:

Basic                                                $.15            $.02
Diluted                                              $.15            $.02


Weighted average shares outstanding:

Basic                                              13,683          13,532
Diluted                                            13,720          13,540



                            See accompanying notes.

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                        Three months ended
                                                             April 30,
                                                        ------------------
                                                         2000        1999
                                                        ------------------
Cash flows from operating activities:
Net earnings                                          $  2,035    $    244
Adjustments to reconcile net earnings to
  net cash provide by operating activities:
  Depreciation and amortization                          4,362       4,090
  Deferred income taxes                                   (495)      1,776
  Stock option charge                                      100          --
  ESOP charge                                               87          92
  (Gain) loss on dispositions of property
     and equipment                                         (18)        162
Changes in assets and liabilities,
 net of acquisitions:
  Accounts receivable                                   (2,250)        599
  Inventories                                              856      (1,097)
  Prepaid expenses and other current assets              3,139      (1,520)
  Other assets                                             (96)       (285)
  Accounts payable, accrued expenses and
   gasoline taxes payable                                9,382      13,073
  Income taxes payable                                      43      (1,086)
  Other, principally deposits                              300          14

Net cash provided by operating activities               17,445      16,062

Cash flows from investing activities:
  Capital expenditures                                  (2,906)     (6,788)
  Acquisitions                                            (543)       (801)
  Proceeds (payments) related to dispositions
   of property and equipment                                60        (135)

      Net cash used in investing activities             (3,389)     (7,724)

Cash flows from financing activities:
  Repayment of short-term borrowings                        --      (1,900)
  Stock options and common stock                            22           1

      Net cash provided by (used in)
       financing activities                                 22      (1,899)

Net increase in cash and equivalents                    14,078       6,439
Cash and equivalents at beginning of period             10,266       6,169

Cash and equivalents at end of period                 $ 24,344    $ 12,608


Supplemental disclosures of cash flow information
  Cash paid (refunded) during the period for:
      Interest                                        $    198    $    247
      Income taxes, net                                    (31)      1,906


                            See accompanying notes.

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1. General:

     The accompanying consolidated financial statements include the accounts of Getty Petroleum Marketing Inc. and its wholly-owned subsidiaries (the "Company"). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes which appear in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

2.  Earnings per share:

     Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share reflects the potential dilution from the exercise of stock options in the amounts of 37,000 and 8,000 shares for the quarters ended April 30, 2000 and 1999, respectively.

3.  Stockholders' equity:

     A summary of the changes in stockholders' equity for the three months ended April 30, 2000 is as follows (in thousands):


                                                                      Accumulated
                                                                         Other
                                                                     Comprehensive
                             Common       Paid-in      Retained        Earnings
                              Stock       Capital      Earnings        (Loss)(*)          ESOP           Total
                          --------------------------------------------------------------------------------------
Balance,
 January 31, 2000              $140       $ 60,231       $ 3,802        $  (531)         $(1,396)       $62,246

Comprehensive earnings:
 Net earnings                                              2,035                                          2,035
 Net unrealized gain
  on equity securities                                                      283                             283
                                                                                                         ------
     Total                                                                                                2,318
                                                                                                         ------

ESOP stock committed
 to be released                                (74)                                          161             87

Issuance of
 common stock                                    7                                                            7

Stock options                                  115                                                          115
                          -------------------------------------------------------------------------------------

Balance,
 April 30, 2000                $140       $ 60,279       $ 5,837        $  (248)         $(1,235)       $64,773
                          =====================================================================================


(*) Represents net unrealized gain (loss) on equity securities. For the three months ended April 30, 1999, the Company had a net unrealized loss on equity securities of $389.

4.  Segment information:

     The Company has two reportable segments: Petroleum Marketing and Heating Oil. The Petroleum Marketing segment distributes, markets and sells gasoline and diesel fuel to consumers through a network of 1,287 Getty and other branded retail outlets. The Heating Oil segment sells fuel oil, kerosene and propane, and provides oil burner and related services to residential and commercial customers in the New York Mid-Hudson Valley region.

     The financial results of the Petroleum Marketing and Heating Oil segments for the quarters ended April 30, 2000 and 1999 are set forth below (in thousands):

                                            Quarter ended April 30, 2000          Quarter ended April 30, 1999
                                            ----------------------------         ------------------------------
                                            Petroleum    Heating                 Petroleum     Heating
                                            Marketing      Oil      Total        Marketing       Oil      Total
                                            ---------    -------    -----        ---------     -------    -----

Sales and operating revenues                 $274,255    $11,056  $285,311        $151,195     $7,775  $158,970
Other income                                      299         17       316             165         14       179
                                            -------------------------------------------------------------------

                                              274,554     11,073   285,627         151,360      7,789   159,149
                                            -------------------------------------------------------------------

Cost of sales and operating
 expenses (excluding depreciation
 and amortization)                            262,260      9,216   271,476         143,571      5,366   148,937

Selling, general and
 administrative expenses                        5,107        689     5,796           4,749        677     5,426

Depreciation and amortization                   4,170        192     4,362           3,898        192     4,090

Interest expense                                  261          -       261             259          -       259
                                            -------------------------------------------------------------------

                                              271,798     10,097   281,895         152,477      6,235   158,712
                                            -------------------------------------------------------------------

Earnings (loss) before provision
 (credit) for income taxes                      2,756        976     3,732         (1,117)      1,554       437

Provision (credit) for
 income taxes                                   1,253        444     1,697           (493)        686       193
                                            -------------------------------------------------------------------

Net earnings (loss)                          $  1,503     $  532  $  2,035        $  (624)     $  868  $    244
                                            ===================================================================

Identifiable assets                          $174,725     $8,339  $183,064        $151,939     $7,431  $159,370
Capital expenditures                            2,888         18     2,906           6,752         36     6,788

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

     Sales and operating revenues for the first fiscal quarter ended April 30, 2000 were $285.3 million as compared with $159.0 million for the same quarter last year. The 79.5% increase in sales and operating revenues was primarily due to a 74.7% increase in average selling prices (net of taxes) from $.62 per gallon to $1.08 per gallon and a 5.0% increase in volume from 242 million gallons to 254 million gallons.

     Gross profit before depreciation and amortization was $13.8 million for the three months ended April 30, 2000 as compared to $10.0 million for the three months ended April 30, 1999. The improvement of $3.8 million was principally due to an increase in retail product margins of approximately 2.9 cents per gallon which contributed $6.0 million of additional gross profit, higher retail volumes which contributed $2.0 million of additional gross profit and $1.2 million of higher rental income, partially offset by a $1.0 million LIFO charge in the current quarter related to higher product costs, and higher operating expenses of $3.3 million.

     Other income was $.3 million for the three months ended April 30, 2000 as compared to $.2 million for the same quarter last year. Included in other income for the three months ended April 30, 2000 and 1999 were $159,000 and $227,000, respectively, of net fees received from Getty Realty Corp. ("Realty") for administrative and technical services we have provided pursuant to the services agreement since the spin-off. The quarter ended April 30, 1999 also included a charge of $181,000 related to the early termination of two leases under a master lease agreement with Realty.

     Selling, general and administrative expenses were $5.8 million for the three months ended April 30, 2000, an increase of $.4 million or 6.8% as compared with $5.4 million for the quarter ended April 30, 1999. The increase was primarily due to a stock compensation charge of $.2 million resulting from changes in Getty's stock price during the current quarter and higher employee costs.

     Depreciation and amortization was $4.4 million for the three month period ended April 30, 2000 as compared with $4.1 million for the three months ended April 30, 1999. The increase was due to higher depreciation as a result of capital expenditures.

     Our financial results are largely dependent on retail marketing margins and rental income from dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Petroleum products are commodities whose prices depend on numerous factors beyond our control, and, accordingly, their prices may vary substantially over time. From time to time, competitive market conditions may limit our ability to pass on to our customers changes in the price we pay for products and, accordingly, our operating margins may vary. Because our operating margins may vary significantly from time to time while certain of our expenses do not, our earnings may fluctuate substantially. As a result of the historic volatility of product margins and the fact that they are affected by numerous diverse factors, we cannot predict with any degree of accuracy future product margin levels. However, we believe that we have only been modestly affected by inflation since increased costs are passed along to customers to the extent permitted by competition.

Liquidity and Capital Resources

     As of April 30, 2000, we had a working capital deficit of $7.0 million as compared with a deficit of $10.6 million as of January 31, 2000. The increase in working capital was primarily due to working capital generated during the period from operations, partially offset by $2.9 million of capital expenditures at existing locations and $.5 million at newly leased locations. We are able to operate our business with negative working capital, principally because most of our product sales are for cash, payment terms are received from vendors and there is a time interval in the payment of motor fuel taxes.

     Our principal source of liquidity is cash flows from operations, which amounted to $17.4 million during the three months ended April 30, 2000. Management believes that cash requirements for operations, including rental payments required under the master leases with Realty and capital expenditures, can be met by cash flows from operations, cash and equivalents and credit lines. We have uncommitted lines of credit with three banks in the aggregate amount of $50 million, which may be utilized for working capital borrowings and letters of credit. As of April 30, 2000, we are utilizing $3.1 million of the lines of credit in connection with outstanding letters of credit to support insurance programs. Borrowings under the lines of credit are unsecured and principally bear interest at the applicable bank's prime rate or, at our option, 1.1% above LIBOR. The lines of credit are subject to renewal at the discretion of the banks.

     As of April 30, 2000, we leased 1,009 retail outlets and 9 terminal facilities from Realty under the master lease agreements. Rent expense aggregated $14.9 million for the quarter ended April 30, 2000, including $14.1 million under the master leases with Realty.

     Our capital expenditures for the three months ended April 30, 2000 were $2.9 million. Our capital expenditures include discretionary expenditures to improve the image of the retail outlets, for replacement of service station equipment and to improve the terminal facilities. In addition, during the three months ended April 30, 2000, we spent $.5 million for improvements to properties which we commenced leasing during the past year.

Special Factors Regarding Forward-Looking Statements

     Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words "believes", "expects", "plans", "estimates" and similar expressions, we intend to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: volatility of petroleum marketing margins; maturity of the petroleum marketing industry; the impact of economic growth, energy efficiency and technology; natural and political events that may affect the supply of petroleum products; competition; and the effects of regulation.

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

     You should not place undue reliance on forward-looking statements, which reflect our view only as of the date hereof. We undertake no obligation to publicly release revisions to these forward-looking statements that reflect future events or circumstances or reflect the occurrence of unanticipated events.

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

                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
                                  (Registrant)



Dated:  June 12, 2000                        BY: /s/ Michael K. Hantman
                                                ---------------------------
                                                       (Signature)
                                                  MICHAEL K. HANTMAN
                                                  Vice President and
                                                  Corporate Controller
                                                  (Principal Financial and
                                                  Accounting Officer)


Dated:  June 12, 2000                        BY:  /s/ Leo Liebowitz
                                                ---------------------------
                                                       (Signature)
                                                  LEO LIEBOWITZ
                                                  Chairman and Chief
                                                  Executive Officer