Form 10-Q
period 2000-07-31
GETTY PETROLEUM MARKETING INC /MD/
filed 2000-09-13
CIK 1025742

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


For quarter ended JULY 31, 2000                 Commission file number 1-14990
                  -------------                                        -------


                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                      11-3339235
------------------------------                         ----------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

125 JERICHO TURNPIKE, JERICHO, NEW YORK                  11753
----------------------------------------                --------
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

Registrant has 14,002,606 shares of Common Stock, par value $.01 per share, outstanding as of August 31, 2000.


================================================================================

                         GETTY PETROLEUM MARKETING INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                                                 Page Number
                                                                                               -----------
Item 1.  Financial Statements

 Consolidated Balance Sheets as of July 31, 2000 and
  January 31, 2000                                                                                     1

 Consolidated Statements of Operations for the three and
  six months ended July 31, 2000 and 1999                                                              2

 Consolidated Statements of Cash Flows for the
  six months ended July 31, 2000 and 1999                                                              3

 Notes to Consolidated Financial Statements                                                          4 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                               8 - 11

Part II.  OTHER INFORMATION

Item 5.  Other Information                                                                            12

Item 6.  Exhibits and Reports on Form 8-K                                                             12

Signatures                                                                                            12

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                       July 31,    January 31,
Assets:                                                                  2000         2000
                                                                       --------    -----------
                                                                      (unaudited)
Current assets:
    Cash and equivalents                                               $  10,137    $  10,266
    Investments                                                              990          548
    Accounts receivable, net                                              13,778       12,200
    Inventories                                                           24,046       20,760
    Deferred income taxes                                                  6,148        4,860
    Prepaid expenses and other current assets                              6,328        5,065
                                                                       ---------    ---------

          Total current assets                                            61,427       53,699

Property and equipment, at cost, less
  accumulated depreciation and amortization                              110,769      112,458
Other assets                                                               4,584        4,758
                                                                       ---------    ---------

          Total assets                                                 $ 176,780    $ 170,915
                                                                       =========    =========

Liabilities and Stockholders' Equity:

Current liabilities:
    Short-term borrowings                                              $   8,700    $    --
    Accounts payable                                                      35,007       34,541
    Accrued expenses                                                      16,573       15,591
    Gasoline taxes payable                                                14,084       14,181
                                                                       ---------    ---------

          Total current liabilities                                       74,364       64,313

Deferred income taxes                                                     21,830       22,010
Other, principally deposits                                               22,703       22,346
                                                                       ---------    ---------

         Total liabilities                                               118,897      108,669
                                                                       ---------    ---------

Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
  10,000,000 shares for issuance in series (none of which is issued)        --           --
 Common stock, par value $.01 per share; authorized
  30,000,000 shares; issued 14,002,606 at July 31, 2000
  and 13,960,898 at January 31, 2000                                         140          140
 Paid-in capital                                                          60,462       60,231
 Retained earnings (deficit)                                              (1,383)       3,802
 Unearned ESOP stock (223,766 shares at July 31, 2000 and
  290,896 shares at January 31, 2000)                                     (1,074)      (1,396)
 Accumulated other comprehensive loss                                       (262)        (531)
                                                                       ---------    ---------

          Total stockholders' equity                                      57,883       62,246
                                                                       ---------    ---------

          Total liabilities and stockholders' equity                   $ 176,780    $ 170,915
                                                                       =========    =========


                            See accompanying notes.

                 GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                             Three months ended July 31,     Six months ended July 31,
                                             --------------------------      ------------------------
                                                 2000         1999              2000         1999
                                               ---------    ---------         ---------    ---------
Sales and operating revenues                   $ 310,829    $ 195,010         $ 596,140    $ 353,980
Other income                                         300          343               616          522
                                               ---------    ---------         ---------    ---------
                                                 311,129      195,353           596,756      354,502
                                               ---------    ---------         ---------    ---------

Cost of sales and operating expenses
  (excluding depreciation and amortization)      312,333      184,880           583,809      333,817
Selling, general and administrative expenses       6,238        5,844            12,034       11,270
Depreciation and amortization                      4,481        4,232             8,843        8,322
Interest expense                                     282          236               543          495
                                               ---------    ---------         ---------    ---------
                                                 323,334      195,192           605,229      353,904
                                               ---------    ---------         ---------    ---------

Earnings (loss) before provision (credit)
   for income taxes                              (12,205)         161            (8,473)         598
Provision (credit) for income taxes               (4,985)          71            (3,288)         264
                                               ---------    ---------         ---------    ---------

Net earnings (loss)                            ($  7,220)   $      90         ($  5,185)   $     334
                                               =========    =========         =========    =========

Net earnings (loss) per share:
  Basic                                        ($    .53)   $     .01         ($    .38)   $     .02
  Diluted                                      ($    .53)   $     .01         ($    .38)   $     .02

Weighted average shares outstanding:
  Basic                                           13,737       13,567            13,711       13,550
  Diluted                                         13,737       13,588            13,711       13,564


                             See accompanying notes.

                GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                  Six months ended
                                                                      July 31,
                                                                ---------------------
                                                                  2000        1999
                                                                ---------   ---------
Cash flows from operating activities:
Net earnings (loss)                                             ($ 5,185)   $    334
Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating activities:
    Depreciation and amortization                                  8,843       8,322
    Deferred income taxes                                         (1,662)      2,789
    Stock option charge                                              228        --
    ESOP charge                                                      215         195
    (Gain) loss on dispositions of property and equipment            (35)        189
    Loss on sale of investments                                        6        --
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                           (1,578)     (2,352)
    Inventories                                                   (3,286)     (7,651)
    Prepaid expenses and other current assets                     (1,263)     (2,197)
    Other assets                                                     (68)       (892)
    Accounts payable, accrued expenses and
      gasoline taxes payable                                       1,351      23,180
    Income taxes payable                                            --        (1,086)
    Other, principally deposits                                      357         188
                                                                --------------------

          Net cash provided by (used in) operating activities     (2,077)     21,019
                                                                --------------------

Cash flows from investing activities:
    Capital expenditures                                          (6,323)    (11,746)
    Acquisitions                                                    (650)     (3,562)
    Proceeds (payments) related to dispositions
      of property and equipment                                       96        (103)
    Proceeds from sale of investments                                 15        --
                                                                --------------------

          Net cash used in investing activities                   (6,862)    (15,411)
                                                                --------------------

Cash flows from financing activities:
    Short-term borrowings (repayments)                             8,700      (1,900)
    Stock options and common stock                                   110           9
                                                                --------------------

          Net cash provided by (used in) financing activities      8,810      (1,891)
                                                                --------------------

Net increase (decrease) in cash and equivalents                     (129)      3,717
Cash and equivalents at beginning of period                       10,266       6,169
                                                                --------------------

Cash and equivalents at end of period                           $ 10,137    $  9,886
                                                                ====================


Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                                $    442    $    381
        Income taxes, net                                              6       2,059




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

2.  Earnings (loss) per share:

     Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the periods presented. For the quarter and six months ended July 31, 2000, diluted loss per share amounts do not reflect the potential dilution from the exercise of stock options since such inclusion would be antidilutive. For the quarter and six months ended July 31, 1999, diluted earnings per share reflects the potential dilution from the exercise of stock options in the amounts of 21,000 shares and 14,000 shares, respectively.

3.  Stockholders' equity:

     A summary of the changes in stockholders' equity for the six months ended July 31, 2000 is as follows (in thousands):


                                                                        Accumulated
                                                        Retained           Other
                              Common       Paid-in      Earnings        Comprehensive
                              Stock        Capital      (Deficit)           Loss(*)       ESOP          Total
                              ---------------------------------------------------------------------------------
Balance,
 January 31, 2000              $140       $ 60,231       $ 3,802       $   (531)         $(1,396)       $62,246

Comprehensive loss:
 Net loss                                                 (5,185)                                        (5,185)
 Net unrealized gain
  on equity securities                                                      269                             269
                                                                                                          -----
     Total                                                                                               (4,916)
                                                                                                         ------

ESOP stock committed
 to be released                               (107)                                          322            215

Issuance of
 common stock                                   15                                                           15

Stock options                                  323                                                          323
                              ---------------------------------------------------------------------------------

Balance,
 July 31, 2000                 $140       $ 60,462       $(1,383)      $   (262)         $(1,074)       $57,883
                              =================================================================================



(*) Represents net unrealized loss on equity securities. For the three months ended July 31, 2000, the Company had a net unrealized loss on equity securities of $14. For the three and six months ended July 31, 1999, the Company had a net unrealized gain (loss) on equity securities of $70 and ($319), respectively.

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

     The financial results of the Petroleum Marketing and Heating Oil segments for the quarters and six month periods ended July 31, 2000 and 1999 are set forth below (in thousands):


                                         Quarter ended July 31, 2000          Quarter ended July 31, 1999
                                    -----------------------------------    ---------------------------------

                                    Petroleum     Heating                  Petroleum    Heating
                                    Marketing       Oil         Total      Marketing      Oil         Total
                                    ---------    ---------    ---------    ---------   ---------    ---------
Sales and operating revenues        $ 306,344    $   4,485    $ 310,829    $ 191,792   $   3,218    $ 195,010
Other income                              276           24          300          331          12          343
                                     ------------------------------------------------------------------------

                                      306,620        4,509      311,129      192,123       3,230      195,353
                                     ------------------------------------------------------------------------

Cost of sales and operating
 expenses (excluding depreciation
 and amortization)                    307,908        4,425      312,333      181,749       3,131      184,880

Selling, general and
 administrative expenses                5,626          612        6,238        5,255         589        5,844

Depreciation and amortization           4,289          192        4,481        4,038         194        4,232

Interest expense                          282         --            282          236        --            236
                                     ------------------------------------------------------------------------

                                      318,105        5,229      323,334      191,278       3,914      195,192
                                     ------------------------------------------------------------------------

Earnings (loss) before provision
 (credit) for income taxes            (11,485)        (720)     (12,205)         845        (684)         161

Provision (credit) for
 income taxes                          (4,640)        (345)      (4,985)         373        (302)          71
                                    -------------------------------------------------------------------------

Net earnings (loss)                 $  (6,845)   $    (375)   $  (7,220)         472   $    (382)   $      90
                                    =========================================================================


Identifiable assets                 $ 170,019    $   6,761    $ 176,780    $ 162,532   $   7,354    $ 169,886
Capital expenditures                    3,415            2        3,417        4,893          65        4,958


                                      Six months ended July 31, 2000        Six months ended July 31, 1999
                                    -----------------------------------    ---------------------------------

                                    Petroleum     Heating                  Petroleum    Heating
                                    Marketing       Oil         Total      Marketing      Oil         Total
                                    ---------    ---------    ---------    ---------   ---------    ---------
Sales and operating revenues        $ 580,599    $  15,541   $ 596,140    $ 342,987    $  10,993   $ 353,980
Other income                              575           41         616          496           26         522
                                    -------------------------------------------------------------------------

                                      581,174       15,582     596,756      343,483       11,019     354,502
                                    -------------------------------------------------------------------------

Cost of sales and operating
 expenses (excluding depreciation
 and amortization)                    570,168       13,641     583,809      325,320        8,497     333,817

Selling, general and
 administrative expenses               10,733        1,301      12,034       10,004        1,266      11,270

Depreciation and amortization           8,459          384       8,843        7,936          386       8,322

Interest expense                          543         --           543          495         --           495
                                    -------------------------------------------------------------------------

                                      589,903       15,326     605,229      343,755       10,149     353,904
                                    -------------------------------------------------------------------------

Earnings (loss) before provision
 (credit) for income taxes             (8,729)         256      (8,473)        (272)         870         598

Provision (credit) for
 income taxes                          (3,387)          99      (3,288)        (120)         384         264
                                    -------------------------------------------------------------------------

Net earnings (loss)                 $  (5,342)   $     157   $  (5,185)   $    (152)   $     486   $     334
                                    =========================================================================


Identifiable assets                 $ 170,019    $   6,761   $ 176,780    $ 162,532    $   7,354   $ 169,886
Capital expenditures                    6,303           20       6,323       11,645          101      11,746


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Quarter ended July 31, 2000 compared with quarter ended July 31, 1999

         Sales and operating revenues for the second fiscal quarter ended July 31, 2000 were $310.8 million as compared with $195.0 million for the same quarter last year. The 59.4% increase in sales and operating revenues was primarily due to a 60.3% increase in average selling prices (net of taxes) to $1.16 per gallon from $.72 per gallon and a 1.0% increase in sales volume to
258.7 million gallons from 256.2 million gallons.

         Gross profit (loss) before depreciation and amortization was $(1.5) million for the three months ended July 31, 2000 as compared to $10.1 million for the three months ended July 31, 1999. The decrease was principally due to a $4.8 million LIFO inventory charge in the current quarter related to higher product costs, a decrease in retail product margins of approximately 1.3 cents per gallon which resulted in $3.1 million of lower gross profit, and higher operating expenses of $4.2 million (primarily maintenance, environmental, credit card and trucking expenses), partially offset by $.9 million of higher rental income.

         Other income was $.3 million for the each of the three months ended July 31, 2000 and 1999. Included in other income for the three months ended July 31, 2000 and 1999 were $159,000 and $205,000, respectively, of net fees received from Getty Realty Corp. ("Realty") for administrative and technical services we have provided pursuant to the services agreement since the spin-off. The quarter ended July 31, 1999 also included a charge of $37,000 related to the early termination of two leases under a master lease agreement with Realty.

         Selling, general and administrative expenses were $6.2 million for the three months ended July 31, 2000, an increase of $.4 million or 6.7% as compared with the three months ended July 31, 1999. The increase was primarily due to a stock compensation charge of $.2 million resulting from changes in Getty's stock price during the current quarter, and higher salary and benefit costs.

         Depreciation and amortization was $4.5 million for the three month period ended July 31, 2000 as compared with $4.2 million for the three months ended July 31, 1999. The increase was due to higher depreciation as a result of capital expenditures and acquisitions.

         Our financial results are largely dependent on retail marketing margins and rental income from dealers. The petroleum marketing industry has been and continues to be volatile and highly competitive. Petroleum products are commodities whose prices depend on numerous factors beyond our control, and, accordingly, their prices may vary substantially over time. From time to time, competitive market conditions may limit our ability to pass on to our customers changes in the price we pay for products and, accordingly, our operating margins may vary. Because our operating margins may vary significantly from time to time while certain of our expenses do not, our earnings may fluctuate substantially. As a result of the historic volatility of product margins and the fact that they are affected by numerous diverse factors, we cannot predict with any degree of accuracy future product margin levels. However, we believe that over time we have only been modestly affected by inflation since increased costs are passed along to customers to the extent permitted by competition.

Results of Operations - Six months ended July 31, 2000 compared with six months ended July 31, 1999

         Sales and operating revenues for the six months ended July 31, 2000 were $596.1 million as compared with $354.0 million for the six months ended July 31, 1999. The 68.4% increase in sales and operating revenues was primarily due to a 66.7% increase in average selling prices (net of taxes) to $1.12 per gallon from $.67 per gallon and a 2.9% increase in sales volume to 512.4 million gallons from 497.7 million gallons.

         Gross profit before depreciation and amortization was $12.3 million for the six months ended July 31, 2000 as compared to $20.2 million for the six months ended July 31, 1999. The decrease was principally due to a $5.8 million LIFO inventory charge in the current period related to higher product costs, higher operating expenses of $7.7 million (primarily maintenance, environmental, credit card and trucking expenses) and $.6 million lower gross profit from our heating oil operations. The decrease was partially offset by an increase in retail product margins of approximately 0.7 cents per gallon which contributed $3.2 million of additional gross profit, higher retail volumes which contributed $2.0 million of additional gross profit, and $2.1 million of higher rental income.

         Other income was $.6 million for the six months ended July 31, 2000 as compared with $.5 million for the six months ended July 31, 1999. Included in other income for the six months ended July 31, 2000 and 1999 were $318,000 and $432,000, respectively, of net fees received from Realty for administrative and technical services we have provided pursuant to the services agreement since the spin-off. The six months ended July 31, 1999 also included a charge of $218,000 related to the early termination of four leases under a master lease agreement with Realty.

         Selling, general and administrative expenses were $12.0 million for the six months ended July 31, 2000 as compared with $11.3 million for the six months ended July 31, 1999, an increase of 6.8%. The increase was primarily due to a stock compensation charge of $.4 million resulting from changes in Getty's stock price during the current six month period, and higher salary and benefit costs.

         Depreciation and amortization was $8.8 million for the six month period ended July 31, 2000 as compared with $8.3 million for the six months ended July 31, 1999. The increase was primarily due to higher depreciation as a result of capital expenditures and acquisitions.

Liquidity and Capital Resources

         As of July 31, 2000, we had a working capital deficit of $12.9 million as compared with a deficit of $10.6 million as of January 31, 2000. The decrease in working capital was primarily due to $6.3 million of capital expenditures at existing locations and $.7 million of capital expended at newly leased locations, partially offset by working capital generated during the period from operations. We are able to operate our business with negative working capital, principally because most of our product sales are for cash, payment terms are received from vendors and there is a time interval in the payment of motor fuel taxes.

         Management believes that cash requirements for operations, including rental payments required under the master leases with Realty and capital expenditures, can be met by cash flows from operations, cash and equivalents and credit lines. We have uncommitted lines of credit with three banks in the aggregate amount of $50 million, which may be utilized for working capital borrowings and letters of credit. As of July 31, 2000, we utilized $8.7 million of the lines of credit for short-term borrowings and $3.1 million in connection with outstanding letters of credit to support insurance programs. Borrowings under the lines of credit are unsecured and principally bear interest at the applicable bank's prime rate or, at our option, 1.1% above LIBOR. The lines of credit are subject to renewal at the discretion of the banks.

         As of July 31, 2000, we leased 1,086 retail outlets (1,007 from Realty) and 9 terminal facilities from Realty. Rent expense aggregated $29.9 million for the six months ended July 31, 2000, including $28.1 million under the master leases with Realty.

         Our capital expenditures for the six months ended July 31, 2000 were $6.3 million. Our capital expenditures include discretionary expenditures to improve the image of the retail outlets, to replace service station equipment and to improve the terminal facilities. In addition, during the six months ended July 31, 2000, we spent $.7 million for improvements to properties which we commenced leasing during the past year.

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

                           PART II. OTHER INFORMATION

Item 5. Other Information

         The date by which proposals of security holders intended to be presented at the next annual meeting, currently scheduled for June 21, 2001, must be received by the Company for inclusion in the proxy statement for such meeting is December 31, 2000.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

        Designation of Exhibit
        in this Quarterly Report
             on Form 10-Q                      Description of Exhibit
        ------------------------               ----------------------

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

                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
                                  (Registrant)

Dated:  September 13, 2000                  BY: /s/ Michael K. Hantman
                                               ---------------------------------
                                               (Signature)
                                               MICHAEL K. HANTMAN
                                               Vice President and
                                               Corporate Controller
                                               (Principal Financial and
                                               Accounting Officer)



Dated:  September 13, 2000                  BY: /s/ Leo Liebowitz
                                               ---------------------------------
                                               (Signature)
                                               LEO LIEBOWITZ
                                               Chairman and
                                               Chief Executive Officer