Form 10-Q
period 2000-10-31
GETTY PETROLEUM MARKETING INC /MD/
filed 2000-12-15
CIK 1025742

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934



For quarter ended OCTOBER 31, 2000                Commission file number 1-14990
                  ----------------                                       -------


                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                           11-3339235

(State or other jurisdiction of                            (I.R.S. Employer
---------------------------------                         -------------------
incorporation or organization)                            Identification No.)


125 JERICHO TURNPIKE, JERICHO, NEW YORK                         11753
----------------------------------------                  -------------------
(Address of principal executive offices)                      (Zip Code)

                                (516) 338 - 6000
                                ----------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Registrant has 14,033,685 shares of Common Stock, par value $.01 per share, outstanding as of December 8, 2000.

================================================================================

                         GETTY PETROLEUM MARKETING INC.

                                     INDEX

Part I.  FINANCIAL INFORMATION                                       Page Number
                                                                     -----------

Item 1.  Financial Statements

 Consolidated Balance Sheets as of October 31, 2000 and
  January 31, 2000                                                           1

 Consolidated Statements of Operations for the three and
  nine months ended October 31, 2000 and 1999                                2

 Consolidated Statements of Cash Flows for the
  nine months ended October 31, 2000 and 1999                                3

 Notes to Consolidated Financial Statements                                4 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     9 - 12

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   13

Signatures                                                                  13

                GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                      October 31,       January 31,
                                                                      -----------       -----------
Assets:                                                                  2000              2000
                                                                      -----------       -----------
                                                                      (unaudited)
Current assets:
    Cash and equivalents                                                  $9,384           $10,266
    Investments                                                              858               548
    Accounts receivable, net                                              11,445            12,200
    Inventories                                                           28,268            20,760
    Deferred income taxes                                                  6,278             4,860
    Prepaid expenses and other current assets                              8,351             5,065
                                                                        --------          --------

          Total current assets                                            64,584            53,699

Property and equipment, at cost, less
  accumulated depreciation and amortization                              111,582           112,458
Other assets                                                               4,474             4,758
                                                                        --------          --------

          Total assets                                                  $180,640          $170,915
                                                                        ========          ========


Liabilities and Stockholders' Equity:

Current liabilities:
    Accounts payable                                                     $43,436           $34,541
    Accrued expenses                                                      17,798            15,591
    Gasoline taxes payable                                                17,261            14,181
                                                                        --------          --------

          Total current liabilities                                       78,495            64,313

Deferred income taxes                                                     21,993            22,010
Other, principally deposits                                               22,771            22,346
                                                                        --------          --------

         Total liabilities                                               123,259           108,669
                                                                        --------          --------

Stockholders' equity:
 Preferred stock, par value $.01 per share; authorized
  10,000,000 shares for issuance in series (none of which is issued)           -                 -
 Common stock, par value $.01 per share; authorized
  30,000,000 shares; issued 14,002,866 at October 31, 2000
  and 13,960,898 at January 31, 2000                                         140               140
 Paid-in capital                                                          60,325            60,231
 Retained earnings (deficit)                                              (1,898)            3,802
 Unearned ESOP stock (190,201 shares at October 31, 2000 and
  290,896 shares at January 31, 2000)                                       (913)           (1,396)
 Accumulated other comprehensive loss                                       (273)             (531)
                                                                        --------          --------

          Total stockholders' equity                                      57,381            62,246
                                                                        --------          --------

          Total liabilities and stockholders' equity                    $180,640          $170,915
                                                                        ========          ========




                            See accompanying notes.

                GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                       Three months ended  October 31,     Nine months ended October 31,
                                                       -------------------------------     -----------------------------
                                                           2000               1999            2000              1999
                                                       -----------        ------------     -----------      ------------
Sales and operating revenues                              $306,799          $227,715        $902,939          $581,695
Other income (expense)                                        (152)              130             464               652
                                                          --------          --------        --------          --------
                                                           306,647           227,845         903,403           582,347
                                                          --------          --------        --------          --------

Cost of sales and operating expenses
  (excluding depreciation and amortization)                297,268           217,957         881,077           551,774
Selling, general and administrative expenses                 5,683             5,428          17,717            16,698
Depreciation and amortization                                4,228             3,972          13,071            12,294
Interest expense                                               280               247             823               742
                                                          --------          --------        --------          --------
                                                           307,459           227,604         912,688           581,508
                                                          --------          --------        --------          --------

Earnings (loss) before provision (credit)
   for income taxes                                           (812)              241          (9,285)              839
Provision (credit) for income taxes                           (297)              109          (3,585)              373
                                                          --------          --------        --------          --------

Net earnings (loss)                                          ($515)             $132         ($5,700)             $466
                                                          ========          ========        ========          ========

Net earnings (loss) per share:
  Basic                                                      ($.04)             $.01           ($.41)             $.03
  Diluted                                                    ($.04)             $.01           ($.41)             $.03

Weighted average shares outstanding:
  Basic                                                     13,790            13,602          13,737            13,567
  Diluted                                                   13,790            13,625          13,737            13,585








                            See accompanying notes.

                GETTY PETROLEUM MARKETING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                              Nine months ended
                                                                                  October 31,
                                                                        ------------------------------
                                                                          2000                  1999
                                                                        --------              --------
Cash flows from operating activities:
Net earnings (loss)                                                     ($5,700)                  $466
Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                        13,071                 12,294
    Deferred income taxes                                                (1,620)                 2,755
    Stock option charge                                                     132                      0
    ESOP charge                                                             334                    298
    (Gain) loss on dispositions of property and equipment                   (76)                   280
    Loss on sale of investments                                              39                      0
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                                     755                 (1,653)
    Inventories                                                          (7,508)                (7,980)
    Prepaid expenses and other current assets                            (3,286)                (2,743)
    Other assets                                                            (84)                  (901)
    Accounts payable, accrued expenses and
      gasoline taxes payable                                             14,182                 27,149
    Income taxes payable                                                      0                 (1,086)
    Other, principally deposits                                             425                    404
                                                                        -------                -------

          Net cash provided by operating activities                      10,664                 29,283
                                                                        -------                -------

Cash flows from investing activities:
    Capital expenditures                                                (11,184)               (16,460)
    Acquisitions                                                           (782)                (5,342)
    Proceeds (payments) related to dispositions
      of property and equipment                                             215                    (91)
    Proceeds from sale of investments                                        94                      0
                                                                        -------                -------

          Net cash used in investing activities                         (11,657)               (21,893)
                                                                        -------                -------

Cash flows from financing activities:
    Repayment of short-term borrowings                                        0                 (1,900)
    Stock options and common stock                                          111                     11
                                                                        -------                -------

          Net cash provided by (used in) financing activities               111                 (1,889)
                                                                        -------                -------

Net increase (decrease) in cash and equivalents                            (882)                 5,501
Cash and equivalents at beginning of period                              10,266                  6,169
                                                                        -------                -------

Cash and equivalents at end of period                                    $9,384                $11,670
                                                                        =======                =======


Supplemental disclosures of cash flow information Cash paid
    during the period for:
        Interest                                                           $659                   $572
        Income taxes, net                                                     7                  1,999



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

2.  Earnings (loss) per share:

     Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the periods presented. For the quarter and nine months ended October 31, 2000, diluted loss per share amounts do not reflect the potential dilution from the exercise of stock options since such inclusion would be antidilutive. For the quarter and nine months ended October 31, 1999, diluted earnings per share reflects the potential dilution from the exercise of stock options in the amounts of 23,000 shares and 18,000 shares, respectively.

3.  Stockholders' equity:

     A summary of the changes in stockholders' equity for the nine months ended October 31, 2000 is as follows (in thousands):


                                                                       Accumulated
                                                         Retained         Other
                               Common      Paid-in       Earnings     Comprehensive
                               Stock       Capital      (Deficit)        Loss(*)           ESOP          Total
                             ---------    --------      ---------     --------------     --------       -------
Balance,
 January 31, 2000              $140      $ 60,231        $ 3,802        $   (531)        $(1,396)       $62,246

Comprehensive loss:
 Net loss                                                 (5,700)                                        (5,700)
 Net unrealized gain
  on equity securities                                                       258                            258
                                                                                                        -------
     Total                                                                                               (5,442)
                                                                                                        -------

ESOP stock committed
 to be released                              (149)                                           483            334

Issuance of
 common stock                                  16                                                            16

Stock options                                 227                                                           227
                               ----      --------        -------       ---------         -------        -------
Balance,
 October 31, 2000              $140      $ 60,325        $(1,898)        $  (273)        $  (913)       $57,381
                               ----      --------        -------       ---------         -------        -------


(*) Represents net unrealized loss on equity securities. For the three months ended October 31, 2000, the Company had a net unrealized loss on equity securities of $11. For the three and nine months ended October 31, 1999, the Company had a net unrealized loss on equity securities of $70 and $389, respectively.

4.  Segment information:

     The Company has two reportable segments: Petroleum Marketing and Heating Oil. The Petroleum Marketing segment distributes, markets and sells gasoline and diesel fuel to consumers through a network of 1,277 Getty and other branded retail outlets. The Heating Oil segment sells fuel oil, kerosene and propane, and provides oil burner and related services to residential and commercial customers in the New York Mid-Hudson Valley region.

     The financial results of the Petroleum Marketing and Heating Oil segments for the quarters and nine month periods ended October 31, 2000 and 1999 are set forth below (in thousands):


                                            Quarter ended October 31, 2000       Quarter ended October 31, 1999
                                            ------------------------------       -------------------------------
                                            Petroleum    Heating                 Petroleum    Heating
                                            Marketing      Oil     Total         Marketing      Oil       Total
                                            ---------    -------  -------        ---------    --------   -------
Sales and operating revenues                 $300,580    $6,219   $306,799       $223,648     $4,067     $227,715
Other income (expense)                           (169)       17       (152)           124          6          130
                                             --------    ------   --------       --------     ------     --------
                                              300,411     6,236    306,647        223,772      4,073      227,845
                                             --------    ------   --------       --------     ------     --------

Cost of sales and operating
 expenses (excluding depreciation
 and amortization)                            291,259     6,009    297,268        214,117      3,840      217,957

Selling, general and
 administrative expenses                        5,037       646      5,683          4,833        595        5,428

Depreciation and amortization                   4,031       197      4,228          3,777        195        3,972

Interest expense                                  280         -        280            247          -          247
                                             --------    ------   --------       --------     ------     --------
                                              300,607     6,852    307,459        222,974      4,630      227,604
                                             --------    ------   --------       --------     ------     --------

Earnings (loss) before provision
 (credit) for income taxes                       (196)     (616)      (812)           798       (557)         241

Provision (credit) for
 income taxes                                    (59)      (238)      (297)           354       (245)         109
                                             --------    ------   --------       --------     ------     --------
Net earnings (loss)                          $  (137)    $ (378)     $(515)      $    444     $ (312)    $    132
                                             --------    ------   --------       --------     ------     --------


Identifiable assets                          $172,669    $7,971   $180,640       $166,886     $7,587     $174,473
Capital expenditures                            4,856         5      4,861          4,677         37        4,714



                                           Nine months ended October 31, 2000   Nine months ended October 31, 1999
                                           ----------------------------------   ----------------------------------
                                            Petroleum    Heating                 Petroleum    Heating
                                            Marketing      Oil        Total      Marketing      Oil        Total
                                            ---------    -------    ---------   ----------    -------     --------
Sales and operating revenues                $ 881,179    $21,760    $902,939     $566,635     $15,060     $581,695
Other income                                      406         58         464          620          32          652
                                            ---------    -------    --------     --------     -------     --------
                                              881,585     21,818     903,403      567,255      15,092      582,347
                                            ---------    -------    --------     --------     -------     --------

Cost of sales and operating
 expenses (excluding depreciation
 and amortization)                            861,427     19,650     881,077      539,437      12,337      551,774

Selling, general and
 administrative expenses                       15,770      1,947      17,717       14,837       1,861       16,698

Depreciation and amortization                  12,490        581      13,071       11,713         581       12,294

Interest expense                                  823          -         823          742           -          742
                                            ---------    -------    --------     --------     -------     --------
                                              890,510     22,178     912,688      566,729      14,779      581,508
                                            ---------    -------    --------     --------     -------     --------

Earnings (loss) before provision
 (credit) for income taxes                     (8,925)      (360)     (9,285)         526         313          839

Provision (credit) for
 income taxes                                  (3,446)      (139)     (3,585)         234         139          373
                                            ---------    -------    --------     --------     -------     --------
Net earnings (loss)                         $  (5,479)   $  (221)   $ (5,700)    $    292     $   174     $    466
                                            =========    =======    ========     ========     =======     ========


Identifiable assets                         $ 172,669    $ 7,971    $180,640     $166,886     $ 7,587     $174,473
Capital expenditures                           11,159         25      11,184       16,322         138       16,460


5.  Subsequent event:

     On November 2, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with OAO Lukoil, a Russian open joint stock company ("Lukoil"), Lukoil International GmbH, an Austrian corporation, Lukoil Americas Corporation, a Delaware corporation, and Mikecon Corp., a Delaware corporation, which provided for the acquisition of the Company by Mikecon Corp. at a price of $5.00 per common share in cash. The closing of the tender offer occurred on December 8, 2000 and approximately 72% of the outstanding shares of common stock were tendered. As provided in the Merger Agreement, the Company intends to call a shareholders' meeting to be held in late January 2001, for the purpose of approving the merger of Mikecon Corp. with and into the Company, after which the Company will become a wholly owned subsidiary of Lukoil Americas Corporation. Those persons holding of record shares of common stock on December 27, 2000 will be entitled to vote at the meeting.

     Also on November 2, 2000, the Company entered into a consolidated, amended and restated master lease and related agreements (collectively, the "restated master lease") with Getty Realty Corp., which became effective on December 9, 2000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Quarter ended October 31, 2000 compared with quarter ended October 31, 1999

         Sales and operating revenues for the third fiscal quarter ended October 31, 2000 were $306.8 million as compared with $227.7 million for the same quarter last year. The 34.7% increase in sales and operating revenues was primarily due to a 36.7% increase in average selling prices (net of taxes) to $1.18 per gallon from $.87 per gallon, partially offset by a .6% decrease in sales volume to 250.0 million gallons from 251.6 million gallons.

         Gross profit before depreciation and amortization was $9.5 million for the three months ended October 31, 2000 as compared to $9.8 million for the three months ended October 31, 1999. The decrease was principally due to higher operating expenses of $2.3 million (primarily maintenance, credit card, trucking and rent expenses) and a higher LIFO inventory charge of $.8 million in the current quarter related to higher product costs, partially offset by an increase in retail product margins of approximately .9 cents per gallon which resulted in $2.0 million of higher gross profit, and $.9 million of higher rental income.

         Other income (expense) was $(.2) million for the three months ended October 31, 2000 as compared with $.1 million for the three months ended October 31, 1999. Included in other income (expense) for each of the three month periods ended October 31, 2000 and 1999 were $.2 million of net fees received from Getty Realty Corp. ("Realty") for administrative and technical services the Company has provided to Realty pursuant to the services agreement since the March 1997 spin-off. The quarter ended October 31, 2000 also included $.4 million of expenses related to the sale of the Company.

         Selling, general and administrative expenses were $5.7 million for the three months ended October 31, 2000, an increase of $.3 million or 4.7% as compared with the three months ended October 31, 1999. The increase was primarily due to higher salary and benefit costs.

         Depreciation and amortization was $4.2 million for the three month period ended October 31, 2000 as compared with $4.0 million for the three months ended October 31, 1999. The increase was due to higher depreciation as a result of capital expenditures and acquisitions.

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

Results of Operations - Nine months ended October 31, 2000 compared with nine months ended October 31, 1999

         Sales and operating revenues for the nine months ended October 31, 2000 were $902.9 million as compared with $581.7 million for the nine months ended October 31, 1999. The 55.2% increase in sales and operating revenues was primarily due to a 54.8% increase in average selling prices (net of taxes) to $1.14 per gallon from $.74 per gallon and a 1.7% increase in sales volume to
762.4 million gallons from 749.3 million gallons.

         Gross profit before depreciation and amortization was $21.9 million for the nine months ended October 31, 2000 as compared to $29.9 million for the nine months ended October 31, 1999. The decrease was principally due to higher operating expenses of $11.5 million (primarily maintenance, credit card, trucking, environmental and rent expenses) and a higher LIFO inventory charge of $6.7 million in the current period related to higher product costs. The decrease was partially offset by an increase in retail product margins of approximately
 .8 cents per gallon which contributed $5.1 million of additional gross profit, higher retail volumes which contributed $1.9 million of additional gross profit and $3.0 million of higher rental income.

         Other income was $.5 million for the nine months ended October 31, 2000 as compared with $.7 million for the nine months ended October 31, 1999. Included in other income for the nine months ended October 31, 2000 and 1999 were $.5 million and $.6 million, respectively, of net fees received from Realty for administrative and technical services the Company has provided to Realty pursuant to the services agreement since the March 1997 spin-off. The nine months ended October 31, 2000 also included $.4 million of expenses related to the sale of the Company. The nine months ended October 31, 1999 also included a charge of $.3 million related to the early termination of eight leases under a master lease agreement with Realty.

         Selling, general and administrative expenses were $17.7 million for the nine months ended October 31, 2000 as compared with $16.7 million for the nine months ended October 31, 1999, an increase of 6.1%. The increase was primarily due to higher salary and benefit costs, and a stock compensation charge of $.2 million resulting from changes in Getty's stock price during the current nine month period.

         Depreciation and amortization was $13.1 million for the nine month period ended October 31, 2000 as compared with $12.3 million for the nine months ended October 31, 1999. The increase was primarily due to higher depreciation as a result of capital expenditures and acquisitions.

Liquidity and Capital Resources

         As of October 31, 2000, we had a working capital deficit of $13.9 million as compared with a deficit of $10.6 million as of January 31, 2000. The decrease in working capital was primarily due to $11.2 million of capital expenditures at existing locations and $.8 million of capital expended at newly leased locations, partially offset by working capital generated during the period from operations. We are able to operate our business with negative working capital, principally because most of our product sales are for cash, payment terms are received from vendors and there is a time interval in the payment of motor fuel taxes.

         Management believes that cash requirements for operations, including rental payments required under the master leases with Realty and capital expenditures, can be met by cash flows from operations, cash and equivalents and credit lines. We have uncommitted lines of credit with two banks in the aggregate amount of $35.0 million, which may be utilized for working capital borrowings and letters of credit. As of October 31, 2000, we utilized $3.1 million of the lines of credit in connection with outstanding letters of credit to support insurance programs. Borrowings under the lines of credit are unsecured and principally bear interest at the applicable bank's prime rate or, at our option, 1.1% above LIBOR. The lines of credit are subject to renewal at the discretion of the banks.

         As of October 31, 2000, we leased 1,079 retail outlets (1,000 from Realty) and 9 terminal facilities from Realty. Rent expense aggregated $44.7 million for the nine months ended October 31, 2000, including $42.1 million under the master leases with Realty.

         Our capital expenditures for the nine months ended October 31, 2000 were $11.2 million. Our capital expenditures include discretionary expenditures to improve the image of the retail outlets, to replace service station equipment and to improve the terminal facilities. In addition, during the nine months ended October 31, 2000, we spent $.8 million for improvements to properties which we commenced leasing during the past year.

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

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                   Designation of Exhibit
                  in this Quarterly Report
                        on Form 10-Q                 Description of Exhibit
                  ------------------------           --------------------------

                             27                      Financial Data Schedule

                  (b)  Reports on Form 8-K:

                  Registrant filed a Current Report on Form 8-K dated November 2, 2000 reporting under Item 2, Acquisitions or Dispositions of Assets, that the Company had entered into an Agreement and Plan of Merger with OAO LUKOIL and certain of its subsidiaries (collectively, "Lukoil"), pursuant to which Lukoil agreed to acquire all of the outstanding common stock of the Company at a price of $5.00 per share. On November 2, 2000, the Company also entered into a consolidated, amended and restated master lease and related agreements with Getty Realty Corp., which became effective upon completion of the tender offer on December 9, 2000.

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

                         GETTY PETROLEUM MARKETING INC.
                         ------------------------------
                                  (Registrant)


Dated:  December 15, 2000            BY:  /s/ Michael K. Hantman
                                          --------------------------------------
                                               (Signature)
                                          MICHAEL K. HANTMAN
                                           Vice President and
                                           Corporate Controller
                                           (Principal Financial and
                                           Accounting Officer)



Dated:  December 15, 2000            BY:  /s/ Vincent J. DeLaurentis
                                          --------------------------------------
                                               (Signature)
                                          VINCENT J. DELAURENTIS
                                           President and Chief Operating Officer